Form 10QSB
period 1998-06-30
CFS BANCSHARES INC
filed 1998-08-14
CIK 1065215

            SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C.  20549
________________________________________________________________

                         Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
       THE EXCHANGE ACT

For the transition period from ________ to ______.


Commission File Number: 0-24625



                        CFS Bancshares, Inc.
       --------------------------------------------------
       (Exact name of registrant as specified in charter)

Delaware                                      Applied for
--------------------------------          --------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)          Identification Number)



1700 3rd Avenue North
Birmingham, Alabama                             35203
-------------------------                      -------
(Address of principal                          Zip Code
 executive office)


Registrant's telephone number, including area code:(205)328-2041

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      No x
   ---     ---

   Number of shares outstanding of common stock
                  as of June 30, 1998

$0.01 par value common stock               130,000 shares
----------------------------               -----------------
          Class                              Outstanding

             CFS BANCSHARES, INC. AND SUBSIDIARY



                    TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION:                        PAGE NO.


Consolidated Balance Sheets at June 30, 1998
and September 30, 1997 (unaudited)                       -3-

Consolidated Statements of Operations for the
Three and Nine Months Ended June 30, 1998 and
1997 (unaudited)                                         -4-

Consolidated Statements of Cash Flows for the
Nine Months Ended June 30, 1998 and 1997
(unaudited)                                              -6-

Notes to Consolidated Financial Statements               -8-

Management's Discussion and Analysis of Financial
Condition and Results of Operations                     -10-

PART II - OTHER INFORMATION                             -14-

SIGNATURES                                              -15-

                   CFS BANCSHARES, INC, AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                                   June 30,     September 30,
                                                     1998           1997
                                                 ------------   ------------
   ASSETS
   ------
Cash and amounts due from depository
institutions                                     $ 3,614,290      $ 2,963,847
Federal funds sold and overnight deposits          6,040,816        3,521,268
                                                 -----------      -----------
    Total cash and cash equivalents                9,655,106        6,485,115

Interest bearing deposits                            157,574          157,574
Investment securities held to maturity
  (fair value of $6,976,725 and $8,826,498,
  respectively)                                    6,954,070        8,803,393
Investment securities available for sale,
  at fair value (cost of $28,943,725 and
  $35,872,942, respectively)                      28,972,207       35,915,192
Federal Home Loan Bank stock                         670,000          460,000
Loans receivable, net of allowances               45,838,975       42,572,877
Premises and equipment, net                        4,026,638        4,202,944
Real estate acquired by foreclosure                  111,951           99,494
Accrued interest receivable on investment
  securities                                          31,121           63,367
Accrued interest receivable  on mortgage-
  backed securities                                  182,126          163,779
Accrued interest receivable on loans                 388,787          412,654
Other assets                                         343,966          303,929
                                                 -----------      -----------
    Total assets                                 $97,332,521       99,640,318
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing deposits                        $75,282,243       76,345,726
FHLB advances                                     13,400,000        9,200,000
Advance payments by borrowers for taxes
  and insurance                                      245,749          324,174
Other liabilities                                    319,430          866,479
Employee Stock Ownership Plan debt                   145,471          130,941
Payable for investment securities transactions             -        4,975,130
                                                 -----------      -----------
    Total Liabilities                             89,392,893       91,842,450

Stockholders' Equity:
Common Stock                                         130,000          130,000
Additional paid-in capital                         1,160,760        1,160,760
Retained earnings                                  6,776,145        6,611,011
Unrealized gain on investment securities              18,194           27,038
Employee Stock Ownership Plan debt                  (145,571)        (130,941)
                                                 -----------      -----------
    Total Stockholders' Equity                     7,939,628        7,797,868
                                                 -----------      -----------
      Total liabilities and stockholders'
        equity                                   $97,332,521       99,640,318
                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

                   CFS BANCSHARES, INC, AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                                         Three Months                Nine Months
                                                        Ended June 30,              ended June 30,
                                                 ----------------------------   -----------------------
                                                     1998            1997          1998         1997
                                                 ------------    ------------   ---------    ----------
INTEREST INCOME:
Interest and fees on loans                       $1,001,590      $  820,214     $2,952,183   $2,318,989
Interest and dividend income on
  investment securities held to maturity            123,075         150,918        406,301      621,416
Interest income on investment
    securities available for sale                   444,299         498,300      1,440,974    1,362,837
Other interest income                                34,154          17,798         99,156      121,605
                                                 ----------      ----------     ----------   ----------
Total interest income                             1,603,118       1,487,230      4,898,614    4,424,847

Interest on deposits                                723,110         777,354      2,220,315    2,284,253
Interest on FHLB advances                           140,167               -        415,717            -
                                                 ----------      ----------     ----------   ----------
Total interest expense                              863,277         777,354      2,636,032    2,284,253

    Net interest income                             739,841         709,876      2,262,582    2,140,594

OTHER INCOME:

Service charges on deposits                          95,513          88,450       288,217       321,802
Gain (loss) on sale of assets                          (887)              -         9,398         7,610
Gain on sale of securities                                -               -        27,360        75,871
Other                                                 7,652           7,745        21,309        28,176
                                                 ----------      ----------     ----------   ----------
    Total Other Income                              103,278          96,195       346,284       433,459

EXPENSES:
Salaries and employee benefits                      339,113         352,726       948,754       964,740
Net occupancy expense                                25,384          10,195        90,350        98,814
Federal insurance premium                            25,412          25,397        75,403        92,986
Data processing expenses                             88,185          52,129       195,822       165,023
Professional services                                47,650          17,210       174,459       117,373
Depreciation and amortization                        72,544          69,820       206,576       227,873
Advertizing expense                                  28,644          22,709        95,399       103,845
Office supplies                                      12,207          21,726        50,357        62,148
Insurance expense                                    14,858          16,694        45,651        44,070
Other                                                86,852         112,310       315,729       327,922
                                                 ----------      ----------     ----------   ----------
    Total other expense                             740,849         700,916      2,198,500    2,204,794

Income before income taxes                          102,270         105,155        410,366      369,259
Income tax expense                                   36,610          37,856        147,732      132,933
                                                 ----------      ----------     ----------   ----------

See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC, AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                                         Three Months                Nine Months
                                                        Ended June 30,              ended June 30,
                                                 ----------------------------   -----------------------
                                                     1998            1997          1998         1997
                                                 ------------    ------------   ---------    ----------
Net Income                                        $ 65,660        $ 67,299       $262,634     $236,326
                                                  ========        ========       ========     ========

Basic earnings per common share                   $   0.51        $   0.52       $   2.02     $   1.82
                                                  ========        ========       ========     ========
Diluted earnings per common share                 $   0.47        $   0.48       $   1.89     $   1.70
                                                  ========        ========       ========     ========
Dividends declared and paid per common share      $     --        $     --       $   0.75     $   0.75
                                                  ========        ========       ========     ========
Basic average shares outstanding                   130,000         130,000        130,000      130,000
                                                  ========        ========       ========     ========
Diluted average shares outstanding                 142,000         142,000        142,000      142,000
                                                  ========        ========       ========     ========

See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC, AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                      Nine Months Ended
                                                          June 30,
                                                     1998           1997
                                                 ------------   ------------
Cash flows from operating activities:
Net income                                       $    262,634    $   236,326
Adjustments to reconcile net income to
 net cash provided by operating activities
  Depreciation and amortization                       206,576        227,873
  Net amortization of premium on investment
    securities held to maturity                        15,476          7,084
  Net amortization of premium (accretion of
    discount) on investment securities
    available for sale                                 39,119         (5,273)
  Gain on sale of investment securities
    available for sale                                (27,360)       (75,871)
  Loss on sale of real estate acquired by
    foreclosure                                         4,243         12,249
  Gain on sale of other assets                              -         (7,610)
  Charge off of investment securities held to
    maturity                                           25,000              -
  Decrease in accrued interest receivable              37,766          9,218
  Increase in other assets                            (40,037)      (195,543)
  Increase (decrease) in accrued interest
    on deposits                                       (41,128)        72,098
  Decrease in other liabilities                      (547,049)      (667,377)
                                                  -----------    -----------
Net cash used in operating activities                 (64,760)      (386,826)

Cash flows from investing activities:
Purchase of investment securities held to
  maturity                                                  -     (1,470,643)
Purchase of investment securities available
  for sale                                        (12,236,122)    (8,202,799)
Purchase of FHLB stock                               (210,000)
Maturity of interest bearing deposits                       -         98,530
Maturity or call of investment securities
  held to maturity                                          -      2,000,000
Maturity or call of investment securities
  available for sale                                4,463,440      1,000,000
Proceeds from sale of investment securities
  available for sale                                4,878,741      6,143,391
Net change in loans                                (3,354,877)    (9,950,556)
Proceeds from principal collected on
  investment securities held to maturity            1,808,847      2,336,166
Proceeds from principal collected on investment
  securities available for sale                     4,841,193      1,931,039
Purchase of premises and equipment                    (30,270)      (693,372)
Proceeds from sale of premises and equipment                -          8,000
Proceeds from sale of real estate acquired
  by foreclosure                                       72,478         14,500
Improvements to real estate acquired by
  foreclosure                                            (399)        (6,982)
                                                  -----------    -----------
    Net cash provided by (used in) investing
      activities                                      233,031     (6,792,726)


See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC, AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                      Nine Months Ended
                                                          June 30,
                                                     1998           1997
                                                 ------------   ------------
Cash flows from financing activities:

Net decrease in interest bearing deposits         (1,022,355)      (377,083)
Increase in FHLB advances                          4,200,000      4,200,000
Decrease in advance payments by borrowers
  for taxes and insurance                            (78,425)       (24,020)
Cash dividends                                       (97,500)       (97,500)
                                                  ----------     ----------
   Net cash provided by financing activities        3,001,720     3,701,397

Net increase (decrease) in cash and cash
  equivalents                                       3,169,991    (3,478,155)

Cash and cash equivalents at beginning of
  period                                            6,485,115     8,141,092
                                                  -----------    ----------
Cash and cash equivalents at end of period        $ 9,655,106     4,662,937
                                                  ===========    ==========

Supplemental information on cash payments

   Interest paid on deposits                      $2,113,016      2,254,776
   Taxes paid                                         75,000         32,000

Supplemental information on noncash transactions:
  Loans transferred to real estate acquired
    by foreclosure                                $   88,779         68,125


See accompanying notes to consolidated financial statements

              CFS BANCSHARES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.  BASIS OF PRESENTATION

On June 30, 1998, CFS Bancshares, Inc. (the "Registrant") completed the acquisition of Citizens Federal Savings Bank (the "Bank") pursuant to an Agreement and Plan of Reorganization in which the Bank became a wholly-owned subsidiary of the Registrant, a newly formed holding company incorporated by the Bank for that purpose. Under the terms of the Agreement and Plan of Reorganization, each outstanding share of the common stock, $1.00 par value per share, of the Bank (the "Bank's Common Stock") was converted into one share of the common stock, $0.01 par value per share, of the Registrant (the "Common Stock") and the former holders of the Bank's Common Stock became the holders of all outstanding Common Stock. The Registrant has thereby become the successor issuer to the Bank.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of financial position of the Bank and the results of operations for the three month and nine month periods ended June 30, 1997 and 1998. The results contained in these statements are not necessarily indicative of the results, which may be expected for the entire year. For further information, refer to the consolidated financial statements and notes included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1997.

2. RECLASSIFICATIONS

Certain items in the 1997 consolidated financial statements have been reclassified to conform to current year classifications.

3.  IMPLEMENTATION OF FASB NO. 128

During the quarter ended December 31, 1997, the Bank adopted the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential stock. The statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Bank's outstanding options to acquire common stock were exercised. The assumed exercise of these options accounts for the difference between basic and diluted weighted average shares outstanding.

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997 the FASB issued Financial Accounting Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FAS131"). FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers.
FAS131 is effective for annual financial statements in the second year of application. The Bank expects to adopt FAS131 as of October 1, 1998.

In June 1998 the FASB issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). FAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarter of fiscal years beginning after June 15, 1999. Presently, the Bank is unable to quantify the impact that the adoption of FAS133 will have on the consolidated financial statements of the Company.

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW
--------
On June 30, 1998 CFS Bancshares, Inc. (the "Registrant") completed the acquisition of Citizens Federal Savings Bank (the "Bank") pursuant to an Agreement and Plan of Reorganization in which the Bank became a wholly-owned subsidiary of the Registrant, a newly formed holding company incorporated for that purpose. Under the terms of the Agreement and Plan of Reorganization, each outstanding share of the common stock, $1.00 par value per share, of the Bank (the "Bank's Common Stock") was converted into one share of the common stock, $0.01 par value per share, of the Registrant (the "Common Stock") and the former holders of the Bank's Common Stock became the holders of all outstanding Common Stock. The Registrant has thereby become the successor issuer to the Bank.

Net income for the three months ended June 30, 1998 was $65,660, a decrease of $1,639 when compared to the three months ended June 30, 1997. Net interest income increased from $709,876 for the three month period ended June 30, 1997 to $739,841 for the three month period in the current fiscal year as a result of an increase in the Bank's net loan portfolio between June 1997 and June 30, 1998. Total other expense increased from $700,916 to $740,849 between the three month periods ended June 30, 1997 and June 30, 1998 primarily as a result of a change by the Bank in third party data processors during the period.

Net income for the nine months ended June 30, 1998 was $262,634, an increase of $26,308 when compared to the nine months ended June 30, 1997. The increase in net earnings resulted from increases in net interest income and decreases in operating expense which were partially offset by a decline in other income when comparing the nine month period ended June 30, 1998 to the same period in the prior fiscal year.

NET INTEREST INCOME
-------------------
Net interest income is the difference between the interest and fees earned on loans, securities and other interest bearing assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Bank's deposits and FHLB advances are primarily short term in nature and reprice faster than the Bank's interest earning assets, consisting mainly of loans and mortgage backed securities, which generally have longer maturities. The mix of the Bank's interest earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Bank's interest bearing liabilities increased 17 basis points from 3.95% for the nine month period ended June 30 1997 to 4.12% during the nine month period ended June 30 1998 while the yield on interest earning assets increased 57 basis points from 7.54% for the nine month period ended June 30 1997 to 8.11% for the comparable period in the current fiscal year.

The Bank's net interest income increased by $121,988 or 5.70% from $2,140,594 for the nine month period ended June 30, 1997 to $2,262,582 for the nine month period in the current fiscal year. The increase resulted from increases in both the Bank's net interest margin and in the average balance of interest earning assets for the six month period ended June 30, 1998 when compared to the same period in the prior fiscal year. The increases in net interest margin and interest earning assets are attributable to an increase in the Bank's loan portfolio which grew from $40,414,515 at June 30, 1997 to $45,838,975 at June 30, 1998 an increase of $5,424,460 or 13.42%. The funding for the growth in the Bank's loan portfolio was provided primarily from Federal Home Loan Bank
(FHLB) advances which totaled $13,400,000 at June 30, 1998.   At
June 30, 1997 there were FHLB advances outstanding of $4,200,000. The advances have higher rates than the weighted average cost of the Bank's deposits and are the primary cause for the 17 basis point increase in the average cost of interest bearing liabilities between the nine month period ended June 30, 1997 and the nine month period in the current fiscal year.

OTHER INCOME
------------
During the nine month period ended June 30, 1998 other income decreased from $433,459 for the nine month period ended June 30, 1997 to $346,284 for the comparable period in the current fiscal year. The decrease resulted from declines in service charges on deposits of $33,585 and decreases in gains on sale of securities of $48,511 when comparing the nine months ended June 30, 1998 to the comparable period in the prior fiscal year. During the year ended September 30, 1997 the Bank began assessing for the first time monthly service charges on checking and savings accounts which resulted in the closing of a large number of those accounts during the year.

OTHER EXPENSE
-------------
During the nine month period ended June 30, 1998 the Bank's other expenses declined by $6,294 from $2,204,794 for the nine month period ended June 30, 1997 to $2,198,500 for the comparable period in the current year. Most categories of expense declined when comparing the nine-month period ended June 30, 1998 to the comparable period in the prior fiscal year. The declines were offset by increases in professional services and data processing expense of $57,086 and $30,799 when comparing the nine months ended June 30, 1997 to the nine month period in the current fiscal year.

REVIEW OF FINANCIAL CONDITION
-----------------------------
Significant factors affecting the Bank's financial condition from September 30, 1997 to June 30 1998 are detailed below:

ASSETS
------
Total assets decreased $2,307,797 or 2.32% from $99,640,318 at September 30, 1997 to $97,332,521 at June 30, 1998. The decline is primarily attributable to the settlement of a payable for investment securities transaction at September 30, 1997 in the amount of $4,975,130. The Bank committed to purchase several mortgage backed securities during the latter part of September 1997 which did not settle until October 1997. The funding for settlement of the securities transactions was provided by a decrease in federal funds and overnight deposits, proceeds from the sale of an investment security available for sale and from cash flows from the investment portfolio. At the end of June 1998 the Bank borrowed an additional $4,200,000 from the Federal Home Loan Bank of Atlanta (FHLB). The new money is a long-term advance and will be used to replace $4,200,000 of short-term advances, which mature in August 1998. Between September 30, 1997 and June 30 1998 the Bank's loan portfolio increased by

$3,266,098 or 7.67% from $42,572,877 at September 30, 1997 to
$45,838,975 at June 30, 1998 while the Bank's total investment portfolio decreased by $8,792,308 or 19.66% from $44,718,585 at September 30, 1997 to $35,926,277 at June 30, 1998.

LIABILITIES
-----------
Total liabilities decreased $2,449,287 or 2.67% between September 30, 1997 and June 30 1998. The decrease resulted from the settlement of a payable for investment securities transactions which was previously discussed in the asset section. Advances from the FHLB increased by $4,200,000 as the Bank acquired a long-term advance at the end of June 1998 to replace a short-term advance, which will mature in August 1998. The Bank's deposits declined $1,063,483 or 1.39% between September 30, 1997 and June 30, 1998.

LOAN QUALITY
------------
A key to long term earnings growth for the Bank is maintenance of a high quality loan portfolio. The Bank's directive in this regard is carried out through its policies and procedures for review of loans. The goals and results of these policies and procedures are to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

At June 30, 1998 the Bank had $1,221,769 in assets classified as substandard including real estate acquired by foreclosure of $111,951, no assets classified as doubtful and $40,903 in assets classified as loss. The assets classified as loss have been fully reserved. At September 30, 1997 the Bank had $366,603 in assets classified as substandard including real estate acquired by foreclosure of $99,494, no assets classified as doubtful and $252,792 in assets classified as loss.

The allowance for loan losses was $391,332 at June 30, 1998. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be made as circumstances warrant.

LIQUIDITY AND INTEREST SENSITIVITY
----------------------------------
The Bank is required under applicable federal regulations to maintain specified levels of cash and "liquid" investments in qualifying types of United States Treasury and federal agency securities and other investments. Such investments serve as a source of funds upon which the Bank may rely to meet deposit withdrawals and other short term needs. The Bank monitors its cash flow position to assure adequate liquidity levels and to take advantage of market opportunities. The Bank maintains liquidity levels which significantly exceed the minimum the regulatory requirements. Management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other cash needs.

Changes in interest rates will necessarily lead to changes in net interest margin. The Bank's goal is to minimize volatility in the net interest margin by taking an active role in managing the level, mix and maturity of assets and liabilities. The Bank's primary emphasis in reducing its interest rate risk is to focus on reducing the weighted average maturity of the loan portfolio and by purchasing adjustable rate securities.

YEAR 2000 (Y2K) CONSIDERATIONS
------------------------------

The Bank has contacted and maintained a continuing dialogue with its major computer service vendors and has received assurances that those computer services will properly function on January 1, 2000, the date that computer problems are expected to develop world wide. The Bank has scheduled testing of its primary systems in a simulated year 2000 environment during the third calendar quarter of 1998 and again during the first quarter of calendar 1999. The Bank has also tested computer hardware and software for year 2000 compliance and is in the process of replacing or upgrading systems that require changes to be Y2K compliant. Based on a review of our internal bookkeeping practices and our conferences with our third party service companies, we do not expect to incur significant additional bookkeeping, data processing or other expenses in connection with issues related to the Year 2000 issue.

CAPITAL ADEQUACY AND RESOURCES
------------------------------

Management is committed to maintaining capital at a level sufficient to protect stockholders and depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to maintain this goal is to retain sufficient earnings while providing a reasonable return to stockholders in the form of dividends and return on equity.

The Office of Thrift Supervision has issued guidelines identifying minimum regulatory "tangible" capital equal to 1.50% of adjusted total assets, a minimum 3.00% core capital ratio and a minimum risk based capital of 8.00% of risk weighted assets. The Bank has provided the majority of its capital requirements through the retention of earnings.

At June 30, 1998 the Bank satisfied all regulatory requirements.
The Bank's compliance with the current standards is as follows:

                                                        For  capital              Well
                                       Actual         adequacy purposes        capitalized
                                  ----------------      ------------------    ---------------
                                  Amount     Ratio      Amount       Ratio    Amount    Ratio
                                  ------     -----      ------       -----    ------    -----
Total capital
(to risk weighted assets)        $8,146,184   17.66%    3,690,880     8.00%   4,613,600  10.00%
Tier I capital
(to risk weighted assets)        $7,921,434   17.17%    1,845,440     4.00%   2,768,160   6.00%
Tier I capital
(to average assets)              $7,921,434    8.23%    3,800,910     4.00%   4,924,321   5.00%


Reconciliation of capital:              Risk Weighted          Tier I Capital
                                           Capital

Total stockholders' equity (GAAP)       $7,939,628             $7,939,628
Unrealized gain on securities - AFS        (18,194)               (18,194)
Allowance for loan losses                  353,838                      -
Equity investments                        (129,088)
 Total                                  $8,146,184             $7,921,434


            CFS BANCSHARES, INC. AND SUBSIDIARY

                  PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Bank is defending various lawsuits and claims. In the opinion of management the ultimate disposition of these matter will not have a significant effect on the financial position of the Bank.

ITEM 2: CHANGE IN SECURITIES

None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION:

Effective October 18, 1996 and July 23, 1998, the Bank entered into Agreements with the Office of Thrift Supervision (OTS) intended to correct certain deficiencies, about which the OTS expressed supervisory concern. Pursuant to the Agreements, the Bank agreed to adopt certain guidelines, procedures and policies. The Bank also agreed to adopt a business plan covering such matters as lending activities, operating expenses, operating results and other matters.

The Bank believes it is in substantial compliance with or will be in compliance with the terms of the Agreements within the time periods stated within the agreements. If the Bank were not to comply with the Agreements, the OTS would have certain enforcement rights, possibly including the right to commence an action to remove directors and/or officers or to appoint a conservator or a receiver for the Bank. Although compliance with the Agreements has not had and is not expected to have a material impact on the operations of the Bank, there can be no assurance that the Agreements will not have an adverse impact on the Bank's future operations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

On July 7, 1998, the Registrant filed a current report on Form 8-K announcing that on June 30, 1998 the Registrant completed the acquisition of the Bank pursuant to an Agreement and Plan of Reorganization in which the Bank became a wholly-owned subsidiary of the Registrant, a newly formed holding company incorporated by the Bank for that purpose. Under the terms of the Agreement and Plan of Reorganization, each outstanding share of the common stock, $1.00 par value per share, of the Bank was converted into one share of the common stock, $0.01 par value per share, of the Registrant and the former holders of the Bank's Common Stock became the holders of all the outstanding Common Stock. The Registrant thereby became the successor issuer to the Bank. For more information, reference is made to the Form 8-K of the Registrant, filed on July 7, 1998.

            CFS BANCSHARES, INC. AND SUBSIDIARY

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CFS BANCSHARES, INC.
                            (Registrant)

Date: August 13, 1998    /s/ Bunny Stokes, Jr.
                         -------------------------------------
                         Bunny Stokes, Jr.
                         Chairman/CEO
                         (principal executive officer)


Date: August 13, 1998    /s/ W. Kent McGriff
                         ------------------------------------
                         W. Kent McGriff
                         Executive Vice President
                         (principal financial and accounting
                         officer)