Form 10KSB40
period 1998-09-30
CFS BANCSHARES INC
filed 1998-12-29
CIK 1065215

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the fiscal year ended September 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ________________________________ to
     ___________________________________________________

                        COMMISSION FILE NUMBER. 0-24625


                             CFS BANCSHARES, INC.
               -------------------------------------------------
                 (Name of small business issuer in its charter)

                         DELAWARE                                                        63-0367958
----------------------------------------------------------------           -------------------------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

1700 THIRD AVENUE NORTH, BIRMINGHAM, ALABAMA                                                             35203
----------------------------------------------------------------------------------------------------------------
    (Address of principal executive offices)                                                          (Zip Code)

          Registrant's telephone number, including area code:     (205) 328-2041
                                                                  --------------

            Securities Registered Pursuant to Section 12(b) of the Act:     NONE
                                                                            ----

              Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                    ---------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.
           ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     State issuer's revenues for its most recent fiscal year:  $7,033,040

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware (500 shares at $18.50 per share during June, 1998), was approximately $804,269 as of December 11, 1998. Solely for the purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

     As of December 11, 1998, there were issued and outstanding 130,000 shares of the registrant's common stock, of which 86,526 shares were held by affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998. (Parts I and II)

     2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     The Company. CFS Bancshares, Inc. ("the Company") a Delaware corporation was organized by Citizens Federal Savings Bank ("Citizens Federal" or the "Bank") to be a savings and loan holding company. The Company was organized at the direction of the Bank in January 1998 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership (the "Reorganization"), which was completed on June 30, 1998. The company's stock, par value $1.00 per share (the "Common Stock") became registered under the Securities Exchange Act of 1934 on June 30, 1998. The Company has no significant assets other than the corporate stock of the Bank. For that reason, substantially all of the discussion in this Form 10-KSB relates to the operations of the Bank and its subsidaries.

     The executive offices of the Company are located at 1700 Third Avenue North, Birmingham, Alabama. The telephone number is (205) 328-2041.

     Citizens Federal Savings Bank. Citizens Federal was chartered by the Federal Home Loan Bank Board, predecessor to the office of Thrift Supervision, in September 1956. Since its organization it has been a member of the Federal Home Loan Bank System ("FHLBS"). The Bank's savings accounts are insured up to the applicable limits by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). On March 28, 1983, the Bank's charter was restated when it converted from a federal mutual savings and loan association to a federal capital stock association through the sale and issuance of 130,000 shares of common stock. On October 10, 1983 the Bank converted from a federal stock savings and loan association to a federal stock savings bank and on June 30, 1998 became the wholly owned subsidiary of the Company. The Bank is subject to supervision and regulation by the Office of Thrift Supervision ("OTS") and the FDIC.

     The Bank's operations are conducted through its main office at 1700 Third Avenue North, Birmingham, Alabama (main telephone number: (205) 328-2041) and branch offices at 2100 Bessemer Road, Birmingham, Alabama and 213 Main Street, Eutaw, Alabama. On October 14, 1996, the Bank relocated its entire main office operation from leased space at 300 18th Street North in Birmingham to a new building owned by the Bank. See "Item 2. Properties" for more information on these offices.

     The Bank's primary business is the promotion of thrift through the solicitation of savings accounts from its depositors and the general public, and the promotion of home ownership through the granting of mortgage loans, principally to finance the purchase and/or construction of residential dwellings located within its principal lending area in Jefferson and Greene Counties, Alabama. The real estate market in the Birmingham, Alabama area, has been relatively strong in recent years. The

Bank has also been active in using excess funds to purchase mortgage-backed securities during periods of reduced loan demand.

RECENT DEVELOPMENTS

        Proposed Regulatory and Legislative Changes. On May 13, 1998, the U.S. House of Representatives passed H.R. 10, the "Financial Services Competition Act of 1998," which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises.
The stated purposes of H.R. 10 are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition.

     H.R. 10 removes the restrictions contained in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with a commercial bank. Under the new framework, the Federal Reserve would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. H.R. 10 also provides that insurance affiliates be subject to applicable state insurance regulations and supervision. H.R. 10 preserves the thrift charter and all existing thrift powers, but restricts the activities of new unitary thrift holding companies.

     At the adjournment of Congress in October 1998, H.R. 10 had not been acted on and the legislation had expired. However, a bill substantially similar to H.R. 10 with some Senate Banking Committee modifications was reintroduced and will be taken up early in the next Congressional session. At this time, it is unknown whether financial services modernization legislation will be enacted, or if enacted, what form the final version of such legislation might take.

MARKET AREA

     The Bank considers Jefferson County in the Birmingham, Alabama Metropolitan area and Greene County, to be its primary market areas for savings and mortgage loans, although it also makes loans in surrounding counties from time to time. As of September 30, 1998, there were approximately 3 savings institutions and 18 commercial banks located in its primary market area with total assets of $119 billion. The Company's assets at September 30, 1998 totaled $92.17 million.

ASSET/LIABILITY MANAGEMENT

     Citizens Federal, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities reprice on a different basis than its interest-bearing assets. Management believes it is critical to manage the relationship between interest rates and the effect on the Bank's net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from any off-balance sheet contracts. Management of the Bank's assets and liabilities is done within the context of the marketplace, but also within limits established by the Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

     The OTS has adopted a final rule which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this rule, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Beginning July 1, 1994, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point (100 basis points equals 1.0%) interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

     Institutions with less than $300 million in assets and at least a 12% risk-based capital ratio are not subject to an interest rate risk capital component
(IRR) unless notified by the OTS. The Bank is not currently required to maintain an interest rate risk capital component.

     Presented below is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and compared to policy limits set by the Board of Directors and in accordance with OTS regulations. Such limits have been established with consideration of the dollar impact of various rate changes and the Bank's capital position.



 Change in                                             At September 30, 1998
Interest Rate         Board Limit                    -------------------------
(Basis Points)         % Change        $ Amount       $ Change       % Change
--------------         --------        --------       --------       --------
                                           (Dollars in Thousands)
      +300               -70           $ 10,430       $ (2,337)           -18%
      +200               -50             11,424         (1,343)           -11
      +100               -25             12,328           (439)            -3
         0                --             12,767             --             --
      -100               -25             13,274            507              4
      -200               -50             13,144            377              3
      -300               -70             12,298           (469)            -4

     In the above table the first column on the left presents the basis point increments of yield curve shifts. The second presents the board policy limits of each 100 basis point increment for the Bank's percent change in NPV. For example, the Board's policy limit for a 100 basis point shift in the yield curve up or down indicates that NPV should not decrease by more than 25%. The remaining columns present the Bank's actual position in dollars, dollar change and percent change in NPV at each basis point increment.

     The OTS rule will not become effective until the OTS adopts the process by which banks may appeal an interest rate risk deduction determination. However, if the Bank had been subject to the IRR capital component at September 30, 1998, no risk-based capital deduction would have been required as the Bank had a "normal" level of interest rate risk.

     The Bank's goal is to continue to monitor and minimize volatility in the net interest margin by taking an active role in managing the level, mix, and maturities of assets and liabilities.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. The primary assumptions used in determining the Bank's interest rate risk exposure are prepayment rate estimates for loans and mortgage backed securities obtained from the OTS "Asset and Liability Price Tables" as of September 30, 1998 and passbook decay rates determined by the Bank from a core deposit analysis.

LENDING ACTIVITIES

     General. The principal lending activity of Citizens Federal has historically consisted of the origination of conventional loans (loans that are neither insured nor partially guaranteed by government agencies) on single-family residential properties. The Bank, to a much lesser degree, also originates conventional loans on multiple-unit dwellings and on nonresidential properties. The remainder of the Bank's loan portfolio consists of consumer loans, commercial loans and loans secured by savings accounts. The Bank makes loans primarily in Jefferson and Greene Counties and to a lesser extent in surrounding counties in the State of Alabama. The Bank originates loans primarily for its own portfolio. During periods of reduced loan demand the Bank has used excess funds to purchase fixed rate mortgage-backed securities in the secondary mortgage market. A large percentage of the Bank's mortgage-backed securities activities are related to institutional jumbo certificates of deposits (over $100,000) which require collateral. The mortgage-backed securities are used as collateral for those jumbo certificates.

     The loan-to-value ratio, maturity and other provisions of the loans made by Citizens Federal generally reflect the Bank's policy of making the maximum loan permissible consistent with applicable regulations, sound lending practices, market conditions and the Bank's underwriting standards. The Bank has generally made long term loans, amortized on a monthly basis, with principal and interest due each month. Interest rates and points charged on loans originated by the Bank are competitive with other thrift institutions in the general market area. Because of refinancing and prepayments residential loans generally remain outstanding for shorter periods than their contractual terms.

     Loans to One Borrower Limitations. Under federal regulations, the Bank's loans-to-one-borrower limit is generally the greater of 15% of the unimpaired capital and surplus of the Bank or $500,000. Loans and extensions of credit fully secured by readily marketable collateral (as defined) may comprise an additional 10% of unimpaired capital and surplus.

     At September 30, 1998, the maximum amount the Bank was permitted to lend to one borrower was $1,179,283. At that date, the Bank's largest loan-to-one-borrower was $793,167, which was secured by a non-residential property located in the Bank's primary market area.

     Loan and Mortgage-Backed Securities Portfolio Composition. Set forth below is selected data relating to the composition of the Bank's loan portfolio (including mortgage-backed securities) on the dates indicated:

                                                                             At September 30,
                                               -----------------------------------------------------------------------------
                                                       1998                         1997                        1996
                                               --------------------         -------------------        ---------------------
                                                 Amount          %          Amount           %         Amount             %
                                               -----------  -------         -----------  ------        -----------  --------
                                                                            (Dollars in thousands)
Type of Loan:
 Real Estate:
  Insured or guaranteed  mortgage loans......  $     50,530     .07%        $     70,933     .10%      $    143,840       .25%
  Conventional loans on existing properties..    44,283,512   57.42           41,537,547   55.49         30,884,443     52.56
  Mortgage-backed securities.................    30,072,819   38.99           30,724,808   41.04         26,021,586     44.28
Loans for other purposes (share loans,
 home improvement loans, commercial
 loans and consumer loans)...................     2,713,645    3.52            2,525,930    2.01          1,710,492      2.91
                                               ------------  ------         ------------  ------       ------------    ------
     Total loans.............................  $ 77,120,506  100.00%        $ 74,859,218  100.00%      $ 58,760,361    100.00%
                                               ============  ======         ============  ======       ============    ======

Type of Security:
  Residential:
     Single family...........................  $ 32,599,150   42.27%        $ 30,102,279   40.21%      $ 20,237,247     34.44%
     Other dwelling units....................       176,182     .23              440,148     .59            450,344       .77
  Non-residential............................    11,558,710   14.99           11,066,053   14.78         10,595,249     18.03
  Mortgage-backed securities.................    30,072,819   38.99           30,724,808   41.04         26,021,586     44.28
  Savings accounts...........................       950,701    1.23            1,020,971    1.37          1,023,115      1.74
  Other......................................     1,762,944    2.29            1,504,959    3.37            432,820       .74
                                               ------------  ------         ------------  ------       ------------    ------
     Total loans.............................  $ 77,120,506  100.00%        $ 74,859,218  100.00%      $ 58,760,361    100.00%
                                               ============  ======         ============  ======       ============    ======

     Residential Real Estate Lending. Citizens Federal has concentrated its lending activities on the origination of conventional first mortgage loans for the purchase or refinancing of both new and existing one-to-four family residential property. These loans have been made on primarily a fixed term, fixed rate basis. The Bank also offers adjustable rate loans with terms of up to 30 years, but to date has not originated a significant amount of adjustable rate mortgage loans. The Bank originated $6,305,795 in residential mortgage loans during the year ended September 30, 1998, all of which were fixed rate loans. Purchased adjustable rate mortgage loans, mortgage-backed securities and mortgage-derivative products in the Bank's loan portfolio amounted to 21.96% of the loan portfolio at September 30, 1998.

     The Bank extends loans on single-family dwellings in an amount up to 90% of the fair market value as determined by a qualified appraiser. In addition, loans up to 95% of the fair market value are extended if the borrower obtains private mortgage guarantee insurance to cover a portion of the loan. Loans in excess of 80% of fair market value are limited from time to time as a result of economic conditions. In addition to the principal and interest payment, the borrower pays into an escrow account an amount equal to 1/12th of the hazard insurance premium and property taxes.

     Nonresidential Real Estate Loans. Citizens Federal also offers loans for the acquisition of nonresidential real estate. The primary security on such a loan is the nonresidential real property, such as churches, small retail establishments and small commercial buildings. Loans secured by nonresidential real estate are generally limited to 70% of appraised value and generally have an initial contractual loan payment period of up to 15 years. Although these loans are generally considered to be of a higher risk than residential loans and constitute a lesser portion of the Bank's portfolio, they provide higher loan origination fees and interest rate yields than residential loans. A substantial amount of the Bank's nonresidential real estate loans are secured by churches located in the Bank's primary market area.

     The application process includes the same procedures which are required for other mortgage loans. Total loans originated by the Bank on nonresidential real estate during the 1998 fiscal year amounted to $2,210,771, which were secured by churches and commercial property.

     Nonresidential real estate lending may entail significant additional risks compared to residential mortgage lending. The loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally.

     Consumer and Other Loans. Federal regulations permit federally chartered savings institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal savings association has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. Citizens Federal offers share loans, loans on consumer goods, as well as home improvement loans, second mortgages, savings account secured loans and mobile home loans. The Bank's consumer loans have terms of up to 15 years and carry fixed interest rates.

     The Bank's consumer loan originations totaled $1,110,935 for the year ended September 30, 1998. As of September 30, 1998, consumer loans constituted approximately 2.62% of the Bank's total loan portfolio.

     Reference is made to Note 4 of the Notes to Financial Statements for further information on the Bank's lending activities.

     Loan Solicitation, Originations, Purchases and Sales. The Bank actively solicits mortgage loan applications from existing customers, local realtors, builders, real estate developers, and various other persons. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant's employment, income, and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser. The appraisals of the independent appraiser are supplemented by site visits of an officer or member of the Bank's Board of Directors, or both. Once the required information has been obtained and the appraisal completed, the loan is submitted to the Loan Committee of the Board of Directors which consists of Directors Stokes, Bennett, and Greene, and Loan Officers Eberhardt and Gilmore. All actions of the Loan Committee are reviewed and ratified by the full Board of Directors.

     Loan applicants are promptly notified of the decision of the Bank's Loan Committee within thirty days by telephone or letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate, amortization term, a brief description of real estate to be mortgaged to the Bank, and the required amount of fire and casualty insurance coverage to be maintained to protect the Bank's interest. The borrower has a right to select his own settlement attorney or title company, and his own insurance broker or agent. The borrower is required to pay all costs of the Bank as well as his own costs in connection with the particular loan closing.

     The Bank's loan portfolio consists of loans originated by the Bank and purchased whole loans, as well as purchased mortgage-backed securities. In years where the Bank's excess funds increase significantly, the Bank uses excess funds to purchase mortgage-backed securities in the secondary mortgage market, from the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), and the Government National Mortgage Association ("GNMA"). Mortgage-backed securities purchased during 1996 totaled $1,257,000. During fiscal 1998 and 1997, the Bank purchased $11,354,871 and $13,357,335, respectively in mortgage-backed securities, adjustable rates. Of the mortgage-based securities purchased in fiscal 1998, $6,992,687 carried were adjustable rates and $4,362,184 carried fixed rates. During fiscal 1997, the Bank purchased $13,357,335 in mortgage-backed securities, all of which carried adjustable rates.

          Set forth below is a table showing the Bank's loan originations and purchase and sales activities (including mortgage-backed securities) for the periods indicated:

                                                              Year Ended September 30,
                                                        -------------------------------------
                                                           1998          1997         1996
                                                        -----------  ------------  ----------
Loan Originated:
 Conventional Real Estate Loans:
 Loans on Existing Property...........................  $ 2,651,995   $ 5,128,610  $4,135,850
 Loans Refinanced.....................................    3,653,800     3,566,380   2,481,680
 Other Loans..........................................    3,321,706     2,123,809   1,583,291
                                                        -----------   -----------  ----------
Total Loans Originated................................  $ 9,627,501   $10,818,799  $8,200,821
                                                        ===========   ===========  ==========

Loans and Mortgage-backed Securities Purchased:
 Real Estate Loans....................................           --     5,747,077          --
 Mortgage-backed Securities...........................   11,354,871    13,357,335   1,256,849
                                                        -----------   -----------  ----------
Total Loans and Mortgage-Backed Securities Purchased..  $11,354,871   $19,104,412  $1,256,849
                                                        ===========   ===========  ==========

Loans and Mortgage-backed Securities Sold:
Whole Loans...........................................           --            --          --
Mortgage-backed securities............................           --     2,373,709         ---
                                                        -----------   -----------  ----------
Total Loans Sold......................................           --     2,373,709         ---
                                                        ===========   ===========  ==========

Other Loan Activity:

Loans Foreclosed Upon.................................  $    88,779   $    95,541  $  191,430
Total Other Activity..................................       88,779        95,541     191,430
                                                        -----------   -----------  ----------
Total Net Loan Activity...............................  $20,893,593   $27,453,961  $9,266,240
                                                        ===========   ===========  ==========
(exclusive of loan repayments)

          Maturity of Loan and Mortgage-Backed Securities Portfolio. The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans and mortgage-backed securities maturing (or repricing) in the Bank's portfolio based on their contractual maturity date. Demand loans and loans having no stated maturity are reported as due in one year or less.

                                                                                                Due more
                                           Due more     Due more      Due more     Due more       than
                                           than one       than          than         than       ten years    Due more
                              Due in one     year       two years   three years   five years       to          than
                               year or      to two         to         to five         to         fifteen      fifteen
                                less         years     three years     years       ten years      years        years
                                after        after        after        after         after        after        after
                               9-30-98      9-30-98      9-30-98      9-30-98       9-30-98      9-30-98      9-30-98       Total
                             -----------  -----------  -----------  ------------  -----------  -----------  -----------  -----------
Real estate mortgage loans
 and mortgage-backed
  securities...............   $6,272,526   $5,271,802   $4,565,508   $ 8,413,276  $16,504,387  $12,204,402  $21,174,960  $74,406,861
Consumer installment loans.      746,188      542,287      391,465       300,398       30,324        8,559        4,723    2,023,944
Commercial loans...........      284,319      230,688       25,275        58,304       91,115           --           --      689,701
                              ----------   ----------   ----------   -----------  -----------  -----------  -----------  -----------
                              $7,303,033   $6,044,777   $4,982,248   $8,771,978   $16,625,826  $12,212,961  $21,179,683  $77,120,506
===========================   ==========   ==========   ==========   ===========  ===========  ===========  ===========  ===========

          The following table sets forth the dollar amount of all loans and mortgage-backed securities due after one year from September 30, 1998 (end of the most recent audit year) which have predetermined maturities and have floating or adjustable interest rates.

                                                                     Rate Structure for Loans
                                                                  Maturing in More Than One Year
                                                                  -------------------------------
                                                                  Fixed Interest    Floating or
                                                                       Rate       Adjustable Rate
                                                                  --------------  ---------------
     Real estate mortgage loans and mortgage-backed securities..    $50,936,493      $17,197,842
     Consumer installment loans.................................      1,277,756               --
     Commercial loans...........................................        197,694          207,688
                                                                    -----------      -----------
                                                                    $52,411,943      $17,405,530
                                                                    ===========      ===========

          Loan Origination Fees and Other Fees. Citizens Federal receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan and are charged to the borrower by the Bank from creation of the loan. The Bank's loan origination fees are generally 1% on conventional residential mortgages. The total fee income for real estate loans for the year ended September 30, 1998 was $86,264. The total amount of deferred loan fees at September 30, 1998, was $577,277. Any deferred loan fees are recognized in income as the principal balance is paid down or when the loan is sold.

          The Bank currently receives fee income related to the prepayment, late payment or nonpayment of existing loans. These fees which are commonly referred to as prepayment penalties and late charges have not constituted a material source of income to the Bank. For more information on the Bank's loan fees and other fees see Note 4 of the Notes to Financial Statements.

          The Bank limits immediate recognition of loan origination fees as revenues in that such income (net of certain loan origination costs) for each loan is amortized using the interest method over the estimated life of a loan.

          Non-Performing Loans and Asset Classification. The Bank's collection procedures provide that when a loan becomes 15 days delinquent, the borrower is contacted by mail and payment requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. In certain instances the Bank may work out a repayment schedule with the borrower. If the loan continues in a delinquent status for 45 days, the Bank will generally commence foreclosure proceedings. All property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as "real estate acquired by foreclosure" until such time as it is sold or otherwise disposed of by the Bank. When such property is acquired, it is recorded at the lower of the recorded investment in the loan or the property's fair value on the date of foreclosure, less costs to dispose of the property. Any write-down of the property at foreclosure is charged to expense.

          Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Commercial real estate loans are placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

          The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. The Bank does not accrue interest on loans 90 days or more past due. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                   September 30,
                                               ----------------------------------------------------------
                                                 1998       1997       1996       1995          1994
                                               ---------  ---------  ---------  ---------  --------------
Loans accounted for on a non-accrual basis:
  Real Estate:
   Residential...............................  $804,615    $316,724   $526,328   $434,212      $617,967
   Commercial................................   144,911     175,000     15,372    242,226            --
   Consumer..................................    24,948      44,377     41,050      5,354           602
                                               --------    --------   --------   --------      --------
Total of nonaccrual..........................  $974,474    $536,101   $582,750   $681,792      $618,569
                                               ========    ========   ========   ========      ========

Percentage of total assets...................      1.06%        .54%       .68%       .79%          .75%

Other non-performing assets/(1)/.............  $ 59,364    $ 99,494   $128,896   $ 61,606      $192,356
                                               ========    ========   ========   ========      ========

_________________________
/(1)/ Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at the lower of its fair market value (less costs to dispose) or the recorded investment in the loan.


          During the year ended September 30, 1998, gross interest income of approximately $80,394 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during the year ended September 30, 1998.

          The following is information concerning the Bank's non-accrual loans and other non-performing assets.

          Non-accrual Loans. The Bank's non-accrual loans at September 30, 1998 totaled $974,474, and are in various stages of foreclosure or collection. All accrued uncollected interest has been charged off and the accrual of interest has ceased. At September 30, 1998, nonaccruals included 14 real estate loans and seven consumer loans with individual balances outstanding ranging from $538 to $220,000.

          The Bank's most significant problem loan is a loan with a balance of $220,000 at September 30, 1998. The Bank has recorded loan loss provisions for the full amount of the loan and is exploring legal and other remedies for collection.

          Other Non-performing Assets. Other non-performing assets at September 30, 1998 are four residential properties and one small commercial buildings acquired through foreclosure with a carrying value of $59,634.

          Except as discussed above, at September 30, 1998, there were no loans which were excluded from the table of non-performing assets, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. In addition, the Bank does not have any significant concentrations of real estate loans or commitments in areas experiencing deteriorating economic conditions.

          Federal regulations require each savings association to review its asset quality on a regular basis. In addition, in connection with examinations of such savings associations, federal examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention classification, described as assets which do not currently expose a savings association to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings association to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings association's classifications and amounts reserved. If a savings association does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS District Director. At September 30, 1998, the Bank had $793,515 in assets classified as substandard, no assets classified as doubtful and $225,439 in assets classified as loss.

          At September 30, 1998 the Bank's substandard assets consisted of 12 loans on residential properties and five loans on commercial property and consumer loans with an aggregate balance of $164,420 and balances outstanding ranging from $538 to $144,911 and real estate owned of $59,634.

          Allowances for Losses on Loans. In making loans, Citizens Federal recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

          It is management's policy to maintain adequate allowances for estimated losses on the loan portfolio as a whole. Generally, the allowances are based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions, and periodic reviews of the Bank's loan portfolio. At September 30, 1998, the Bank's reserve for loan losses was $553,797. During the fiscal year ended September 30, 1998 the Bank made an addition to the provision for loan losses of $176,000.

          Management believes that the current allowance for loan losses which is equal to 1.18% of gross loans and 56.83% of non-accrual loans, is adequate to cover any potential future loan losses which may exist in the loan portfolio.

          The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. The allowance for loan losses applies primarily to the Bank's mortgage loan portfolio.

                                                                              September 30,
                                                       -------------------------------------------------------
                                                           1998       1997       1996       1995       1994
                                                       -----------  ---------  ---------  ---------  ---------
Balance at Beginning of Period....................        $630,423   $638,770   $659,734   $681,725   $660,146
                                                         ---------  ---------  ---------  ---------  ---------
Loans Charged-Off:
 Real Estate - Mortgage:
  Residential.....................................         249,015      4,219     59,566     42,106      7,592
  Consumer........................................          65,975     20,837        ---        371      5,737
                                                         ---------  ---------  ---------  ---------  ---------
Total Charge-Offs.................................         314,990     25,056     59,566     42,477     13,329
                                                         ---------  ---------  ---------  ---------  ---------
Total Recoveries..................................          62,364     16,709     38,602     20,486     34,908
                                                         ---------  ---------  ---------  ---------  ---------
Net Loans Charged-Off (Recovered).................         252,626      8,347     20,964     21,991    (21,579)
                                                         ---------  ---------  ---------  ---------  ---------
Provision for Loan Losses.........................         176,000        ---        ---        ---        ---
                                                         ---------  ---------  ---------  ---------  ---------
Balance at End of Period..........................        $553,797   $630,423   $638,770   $659,734   $681,725
                                                         =========  =========  =========  =========  =========
Ratio of Net Charge-Offs (Recoveries) to Average
 Loans Outstanding During the Period..............             .70%       .02%       .07%       .07%     (.07)%

INVESTMENT ACTIVITIES

          Citizens Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 31.24%.

          Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

          Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

          As of September 30, 1998, the Bank had $0 and $6,338,130 classified as investment and mortgage-backed securities held to maturity, respectively, and $5,388,048 and $23,734,689 classified as investment and mortgage-backed securities available for sale, respectively. For more information on the Bank's mortgage-backed securities, see "Lending Activities".

          The following table sets forth an analysis of the Bank's investment securities (excluding mortgage-backed securities) at the dates indicated.

                                                    Year Ended September 30,
                                              -------------------------------------
                                              1998/(1)/     1997/(1)/    1996/(1)/
                                              ----------  ------------  -----------
U.S. Treasury and U.S. Government agencies..  $2,811,127   $11,523,106  $14,533,997
Other securities............................   2,576,921     2,470,671    1,055,526
                                              ----------   -----------  -----------
                                              $5,388,048   $13,993,777  $15,589,523
                                              ==========   ===========  ===========

-------------------------
/(1)/ Includes securities available for sale which had an amortized cost and approximate market value of $5,389,903 and $5,388,048, respectively, at September 30, 1998, and $13,908,477 and $13,968,777, respectively, at
      September 30, 1997, and $13,615,475 and $13,564,523, respectively, at
      September 30, 1996. Securities available for sale consist of U.S. Treasury and U.S. Government agency securities and shares in an adjustable rate mutual fund.

     The following table sets forth the contractual maturities, par values, market values and average yields for the Bank's investment (excluding mortgage-backed securities) securities at September 30, 1998.

                                                                  At September 30, 1998/(1)/
                                -------------------------------------------------------------------------------------------------
                                  One Year or Less        One to Five Years       Five to Ten Years        More than Ten Years
                                --------------------     -------------------    --------------------    -------------------------
                                   Par      Average         Par      Average        Par     Average         Par       Average
                                  Value      Yield         Value      Yield        Value     Yield         Value       Yield
                                ----------  --------     ----------  -------    ----------  --------      -------    ---------
U.S. Government and agency
 obligations...............     $       --      --%      $2,807,902    6.35%     $      --      --%        $   --         --%
Other investments..........      2,583,543    5.58               --      --             --      --             --         --
                                ----------               ----------              ---------                 ------
     Total.................     $2,583,543               $2,807,902              $      --                 $   --
                                ==========               ==========              =========                 ======

                                 -----------------------------------------
                                       Total Investment Portfolio
                                 -----------------------------------------
                                   Par          Market        Average
                                  Value         Value          Yield
                                 ----------    ----------    --------
U.S. Government and agency
 obligations...............      $2,807,902    $2,811,127       6.35%
Other investments..........       2,583,543     2,576,921       5.58
                                 ----------    ----------
     Total.................      $5,391,445    $5,388,048
                                 ==========    ==========

_____________
/(1)/ Includes investment securities available for sale at September 30, 1998 with an amortized cost and market value of $5,389,903 and $5,388,048, respectively. Contractual maturities of securities available for sale at September 30, 1998 range from 14 months to 4 years. Securities available for sale consist of U.S. Treasury and U.S. government agency securities and shares in an adjustable-rate mutual fund.

SOURCES OF FUNDS

     General. Deposits are the major source of Citizens Federal's funds for lending and other investment purposes. In addition to deposits, Citizens Federal also derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates, money market conditions and adverse publicity regarding the savings institution industry. Borrowings may be used on a short term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer term basis for general business purposes. Citizens Federal has not in the past relied on borrowings from the Federal Home Loan Bank of Atlanta or other sources.

     Savings Deposits. Citizens Federal offers a number of alternative deposit accounts, including passbook savings accounts, NOW and Super NOW accounts, money market type accounts and certificates currently ranging in maturity from 14 days to five years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rates paid.

     Deposits in the Bank as of September 30, 1998, were represented by various types of savings programs described below.


   Weighted                                                                                      Percentage
   Average         Minimum                                         Minimum                        of Total
Interest Rate       Term                    Category                Amount       Balances         Savings
-------------      -------                  --------               --------      --------        ----------
 .50 %           None             NOW Accounts                     $    ---     $ 8,000,629        10.83%
2.75             None             "Super NOW" Accounts                1,000       4,366,743         5.91
2.74             None             Passbook Accounts                       5      17,539,298        23.74
5.22             91 Days          Certificates                          500      20,321,138        27.50
5.15             14 days          Jumbo Certificates/(1)/           100,000      23,534,054        31.85
  --             N/A              Accrued interest on deposits           --         130,327          .17
                                                                                -----------       ------
                                                             TOTAL              $73,892,189       100.00%
                                                                                ===========       ======


----------------------
/(1)/ Includes Time Deposit Open Account


     The following table sets forth the savings deposit activities of the Bank for the periods indicated.

                                                                                  Year Ended September 30,
                                                                      -----------------------------------------------
                                                                         1998              1997             1996
                                                                      ------------     ------------     -------------
Deposits...........................................................   $173,199,987     $172,717,725     $170,793,338
Withdrawals........................................................    178,350,973      176,222,628      173,864,062
                                                                      ------------     ------------     ------------
  Net increase (decrease) before interest credited.................     (5,150,986)      (3,504,903)      (3,070,724)
Interest credited..................................................      2,697,449        3,058,060        3,109,289
                                                                      ------------     ------------     ------------
  Net (decrease) increase in savings deposits......................   $ (2,453,537)    $   (446,843)    $     38,565
                                                                      ============     ============     ============

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                 Balance at                              Balance at                           Balance at
                               September 30,    % of       Increase    September 30,    % of     Increase    September 30,    % of
                                   1998       Deposits    (Decrease)       1997       Deposits  (Decrease)       1996       Deposits
                               -------------  ---------  ------------  -------------  -------- ------------  ------------   --------
NOW checking accounts......    $ 8,000,629     10.83%    $(1,434,891)   $ 9,435,520    12.36%  $ 1,745,593   $ 7,689,927     10.01%
Jumbo certificates.........     23,534,054     31.85       3,120,649     20,413,405    26.74    (1,645,638)   22,059,043     28.73
"Super" NOW checking
 accounts..................      4,366,743      5.91         799,932      3,566,811     4.67    (1,473,233)    5,040,044      6.56
Passbook and regular
 savings...................     17,539,298     23.74      (1,075,715)    18,615,013    24.38       (84,277)   18,699,290     24.35
Certificates of deposit....     20,321,138     27.50      (3,839,118)    24,160,256    31.65       969,539    23,190,717     30.20
Accrued interest on
 deposits..................        130,327       .17         (24,394)       154,721      .20        41,173       113,548       .15
                               -----------    ------     ------------   -----------   ------   -----------   -----------    ------

TOTAL......................    $73,892,189    100.00%    $(2,453,425)   $76,345,726   100.00%  $  (446,843)  $76,792,569    100.00%
                               ===========    ======     ============   ===========   ======   ===========   ===========    ======

          The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                               At September 30,
                                 ------------------------------------------
                                    1998         1997               1996
                                 -----------  -----------       -----------
 3.00 -  4.99%.................. $ 7,417,332  $ 8,534,118       $10,080,258
 5.00 -  6.99%..................  35,976,629   35,621,633        34,445,892
 7.00 -  8.99%..................     454,425      566,482           718,056
 9.00 - 10.99%..................       6,806        6,148             5,554
                                 -----------  -----------       -----------
TOTAL........................... $43,855,192  $44,728,381       $45,249,760
                                 ===========  ===========       ===========

          The following table sets forth the amount and maturities of the Bank's time deposits at September 30, 1998.

                                                              Amount Due
                                    -------------------------------------------------------------
                                    Less Than                               After
Rate                                One Year      1-2 Years   2-3 Years    3 Years      Total
----                                --------      ---------   ---------    -------      -----
 3.00 - 4.99%.....................  $ 7,317,332  $  100,000  $       --  $        --  $ 7,417,332
 5.00 - 6.99%.....................   28,458,296   4,579,936     966,475    1,971,922   35,976,629
 7.00 - 8.99%.....................       63,858     172,010          --      218,557      454,425
 9.00 - 10.99%....................           --       6,806          --           --        6,806
                                    -----------  ----------  ----------  -----------  -----------
                                    $35,839,486  $4,858,752  $  966,475  $ 2,190,479  $43,855,192
                                    ===========  ==========  ==========  ===========  ===========

          The following table indicates the amount of the Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 1998.

                                                 Certificates
                Maturity Period                   of Deposit
                ---------------                  ------------
                Three months or less...........   $15,138,083
                Over three through six months..     8,095,026
                Over six through 12 months.....       100,000
                Over 12 months.................       200,945
                                                  -----------
                   Total.......................   $23,534,054
                                                  ===========

          Borrowings. Savings deposits are the primary source of funds for the Bank's lending activities and other general business purposes. However, during periods when the supply of lendable funds cannot meet the demand for such loans, the FHLB System seeks to provide a portion of the funds necessary through loans, called "advances", to its members. Advances may be on a secured or unsecured basis, depending on a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding. During the year ended September 30, 1997 the Bank secured advances totaling $9.2 million.

SUBSIDIARY ACTIVITIES

          As a federal savings bank, Citizens Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of September 30, 1998, Citizens Federal was authorized to invest up to approximately $2.76 million in the stock of or loans to subsidiaries.

          On August 21, 1987, the Bank formed Citizens Service Corporation by acquiring 1,000 shares of $1.00 par value common stock of the new entity, representing all shares authorized. Citizens Service Corporation did not engage in any activities during the fiscal year ended September 30, 1998.

          Federal regulations require SAIF-insured savings institutions to give the FDIC and the Director of OTS 30 days prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, federal regulations require savings institutions to deduct the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from capital in determining regulatory capital compliance. See "Regulation -- Regulatory Capital Requirements."

YIELDS EARNED AND RATES PAID

          The pre-tax earnings of Citizens Federal depend significantly upon the spread between the income it receives from its loan and investment portfolios and its cost of money, consisting of the interest paid on deposit accounts and borrowings.

          Mortgage loans have historically been primarily long-term with fixed rates of interest. Savings institutions have had difficulty in adjusting the average rate of interest received on their loan portfolios at the same pace as changes in their costs of funds represented by the interest such institutions pay on deposit accounts and borrowings. Interest rates paid on deposits have become increasingly volatile in recent years due to a shortening of the term on most accounts, deregulation of interest rates payable, and the relating of interest rates paid to market rates of interest.

                                                            At
                                                        September 30,       Year Ended September 30,
                                                                           -------------------------
                                                           1998             1998     1997      1996
                                                        -------------      ------    -----     -----
Weighted-average yield on loans granted during
  the period............................................    8.39%           8.72%    8.56%     8.41%
Weighted-average yield on all loans during the
  period................................................    8.70            8.88     9.13      9.30
Weighted-average yield on mortgage-backed
  securities held to maturity during the period.........    6.19            6.34     6.47      6.54
Weighted-average yield on mortgage-backed
  securities available for sale during the period.......    5.86            5.84     6.17      6.05
Weighted-average yield on investment securities
 held to maturity during the period.....................    7.00            7.45     6.80      6.38
Weighted-average yield on investment securities
  available for sale during the period (1)..............    6.35            6.12     6.43      6.43
Weighted average yield on other interest-earning
  assets during the period..............................    5.08            5.57     5.37      5.98
Weighted-average yield on all interest earnings
  assets during the period..............................    7.32            7.50     7.57      7.44
Weighted-average effective rate paid on savings
  deposits during the period............................    3.95            3.90     4.00      4.14
Weighted-average rate on Federal Home Loan
  Bank advances.........................................    5.59            5.93     5.89        --
Weighted-average rate paid on all interest-
  bearing liabilities for the period....................    4.13            4.13     4.03      4.14
Gross margin (spread between weighted-average yield
  on all interest-earning assets during the period and
  total weighted-average rate paid on all interest-
  bearing liabilities for the period)...................    3.19            3.37     3.54      3.30
Net yield (net interest income as a percentage of
  average interest-earning assets)......................    3.19            3.44     3.63      3.49

-------------------
(1) Excluding mortgage backed securities.

          The Bank has been relatively successful in maintaining the spread between yields earned and rates paid due to an unusually high percentage of deposits being held in passbook and regular savings accounts rather than in higher rate fixed term certificates. In fiscal 1998 the spread between yields earned and rates paid decreased .17% as the Bank's yield on interest-earning assets decreased by .07% and the rates paid on interest-bearing liabilities increased by .10%.

KEY OPERATING RATIOS

          The table below sets forth certain performance ratios of the Bank for the periods indicated.

                                                                          At September 30,
                                                                 ---------------------------------
                                                                  1998           1997        1996
                                                                 ------         ------      ------
Return on Assets (Net Income Divided by Average Total Assets)..    .23%           .41%        (22)%
Return on Equity (Net Income Divided by Average Equity)........   2.77           4.80       (2.56)
Equity-to-Assets Ratio (Average Equity Divided by Average
 Total Assets).................................................   8.58           7.83        8.50
Dividend Payout Ratio (Dividends Paid Divided By Net Income)...  44.53          27.73         N/A

RATE/VOLUME ANALYSIS

          The following table shows, for the periods indicated, the change in interest income and interest expense for each major component of interest-earning assets and interest-bearing liabilities attributable to (i) changes in volume (change in volume multiplied by old rate), (ii) changes in rates (change in rate multiplied by old volume) and (iii) changes in rate/volume (change in rate multiplied by the change in volume). The change in interest income or expense attributable to the combination of rate variance and volume variance is included in the table, but such amount has also been allocated between, and included in the amounts shown as, changes due to rate and changes due to volume. The allocation of the change due to rate/volume variance was made in proportion to the amounts due solely to rate variance and solely to volume variance, which amounts are not included in the table.

                                                     Year Ended September 30,
                             ------------------------------------------------------------------------
                                        1998 vs. 1997                         1997 vs. 1996
                             -------------------------------------  ---------------------------------
                                 Increase (Decrease) Due to            Increase (Decrease) Due to
                             -------------------------------------  ---------------------------------
                               Volume        Rate         Total       Volume       Rate       Total
                             -----------  -----------  -----------  ----------  ----------  ---------
Interest Income:
  Loans....................   $ 812,174    $ (91,708)   $ 720,466   $ 464,675   $ (53,022) $ 411,653
  Mortgage-backed
   securities..............     321,907      (87,390)     234,517     (96,794)     10,899    (85,895)
  Investments..............    (424,825)     (39,068)    (463,893)    (50,756)      4,572    (46,184)
  Other....................      41,343       (4,981)      36,362    (196,289)    (34,956)  (231,245)
                              ---------    ---------    ---------   ---------   ---------  ---------

Total interest-earning
 assets....................     750,599     (223,147)     527,452     120,836     (72,507)    48,329
                              ---------    ---------    ---------   ---------   ---------  ---------

Interest expense:
 Deposits..................     (48,249)     (76,783)    (125,032)     (2,139)   (104,593)  (106,732)
 FHLB advances.............     482,145       40,785      522,930      64,714          --     64,714
                              ---------    ---------    ---------   ---------   ---------  ---------
  Total interest bearing
   liabilities.............     433,896      (35,998)     397,898      62,575    (104,593)   (42,018)

Net interest income........   $ 316,703    $(187,149)   $ 129,554   $  58,261   $  32,086  $  90,347
                              =========    =========    =========   =========   =========  =========

                                        Year Ended September 30,
                                   ----------------------------------
                                             1996 vs. 1995
                                   ----------------------------------
                                       Increase (Decrease) Due to
                                   ----------------------------------
                                     Volume       Rate       Total
                                   ----------  ----------  ----------
Interest Income:
  Loans....................        $ 178,161   $  12,627   $ 190,788
  Mortgage-backed
   securities..............         (331,458)    (27,732)   (359,190)
  Investments..............          231,604     (93,332)    138,272
  Other....................           73,713      23,207      96,920
                                   ---------   ---------   ---------

Total interest-earning
 assets....................          152,020     (85,230)     66,790
                                   ---------   ---------   ---------

Interest expense:
 Deposits..................             (226)    175,992     175,766
 FHLB advances.............               --          --          --
                                   ---------   ---------   ---------
  Total interest bearing
   liabilities.............             (226)    175,992     175,766

Net interest income........        $ 152,246   $(261,222)  $(108,976)
                                   =========   =========   =========

Note: Variance in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

REGULATION

     General. Citizens Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Citizens Federal is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Atlanta and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Citizens Federal is a member of the SAIF and the deposits of Citizens Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Citizens Federal.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     Congress is considering legislation that would consolidate the supervision and regulation of all U.S. financial institutions in one administrative body, expand the powers of financial institutions, and provide regulatory relief to financial institutions. It cannot be predicted with certainty whether or when this legislation will be enacted, or the extent to which the Bank would be affected thereby. See "Recent Developments -- Proposed Legislative and Regulatory Changes."

     On October 18, 1996 and August 4, 1998, the Bank entered into Supervisory Agreements (the "Agreement") with the OTS whereby the Bank agreed to take certain actions. These actions primarily include: (a) developing a business plan covering such matters as lending activities, operating expenses, operating results and other matters; (b) reviewing by the Bank's board of directors of the level, trend and causes of delinquent and nonperforming assets; (c) establishing and implementing procedures for accurate preparation of thrift financial reports; (d) establishing and implementing written internal control procedures for all aspects of the Bank's operations; (e) ensuring that the calculation of compliance with regulatory liquidity requirements is accurate; and (f) monitoring of the Bank's interest rate risk by the Bank's board of directors. Management believes it is making good faith efforts to comply with the Agreement. It is not presently determinable what actions, if any, the regulatory authorities might take if the Bank does not comply with the provisions of the Agreement, although any violation of the Agreement could result in the imposition of significant future penalties on the Bank.

REGULATION OF THE BANK

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at September 30, 1998 of $670,000.

     The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 1998, the Bank had $9.2 million in advances outstanding from the FHLB of Atlanta. See "Sources of Funds -- Borrowings."

     Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptance, highly rated corporate debt and commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average regulatory liquidity ratio of the Bank, with respect to liquid assets, for the month of September 1998 was 31.25%.

     Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 (the "BHCA") and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for both a national bank and a savings institution and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift Investments: investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by an FHLB. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift
Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing,
(iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, (v) loans for personal, family, or household purposes, and (vi) shares of stock issued by FNMA or FHLMC, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 20% of the savings institution's portfolio assets.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At September 30, 1998, the Bank qualified as a QTL.

     Uniform Lending Standards. Under OTS regulations, savings banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one- to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

     Management believes that the Bank's current lending policies conform to the Interagency Guidelines and does not anticipate that the Interagency Guidelines will have a material effect on its lending activities.

     Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of these regulations, Tier 1 capital has the same definition as core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the rule requiring the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings institution. Tangible capital is given the same definition as core capital, but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for subscribed for mortgage servicing rights and subscribed for credit card relationships.

     Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or holding companies therefor. At September 30, 1998, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includible subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's investments in includible subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At September 30, 1998, the Company's adjusted total assets for purposes of the core and tangible capital requirements, were $92.17 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loan and lease loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, equity investments and that portion of land loans and non-residential construction loans in excess of 80% loan-to-value ratio, other than those deducted from core and tangible capital. As of September 30, 1998, the Bank had $127,738 in equity investments for which OTS regulations required a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of September 30, 1998, the Bank's risk-weighted assets were approximately $45.33 million.

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 1998.

                                                     Percent
                                        Amount     of Assets(1)
                                        ------     ------------
                                         (Dollars in thousands)
     Tangible capital................   $7,900          8.57%
     Tangible capital requirement....    1,382          1.50
                                        ------         -----
       Excess........................   $6,518          7.07%
                                        ======         =====

     Core capital....................   $7,900          8.57%
     Core capital requirement (2)....    2,765          3.00
                                        ------         -----
       Excess........................   $5,135          5.57%
                                        ======         =====

     Risk-based capital..............   $8,273         18.25%
     Risk-based capital requirement..    3,626          8.00
                                        ------         -----
       Excess........................   $4,647         10.25%
                                        ======         =====

--------------------
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.


     The risk-based capital standards of the OTS require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than 2.0% of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the rule and believes that it will not be required to increase its total capital as a result of the rule.

     In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk and certain risks arising from non-traditional activities. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     At September 30, 1998, the Bank exceeded all regulatory minimum capital requirements.

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     Under regulations jointly adopted by the federal banking regulators, including the OTS, a depository institution's capital adequacy for purposes of the prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a depository institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMELS rating). An "undercapitalized" depository institution is an institution that has: (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. "Tangible equity" is defined as core capital plus the institution's outstanding cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the depository institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. As of September 30, 1998, the Bank was classified as "well capitalized" under the prompt corrective action regulations.

     Deposit Insurance. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority, and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     Historically, institutions with SAIF-assessable deposits, like the Bank, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund ("BIF"). In order to recapitalize the SAIF and address the premium disparity, in November 1996 the FDIC imposed a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $493,687 during fiscal year 1996.

     The special assessment recapitalized the SAIF, and as a result, the FDIC lowered the SAIF deposit insurance assessment rates to zero for "well capitalized" institutions with the highest supervisory ratings and 0.27% of insured deposits for institutions in the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments, or sooner if the two funds are merged.

     Substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive. In the past the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members gave BIF-insured institutions a competitive advantage over SAIF-insured institutions like the Bank. The reduction of SAIF deposit insurance premiums effectively eliminated this disparity and could have the effect of increasing the net earnings of the Bank and restoring the competitive equality between BIF-insured and SAIF-insured institutions.

     The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the savings institution is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $47.8 million of transaction accounts plus 10% on the remainder. Because required reserves must be maintained in the form of vault cash or in a non interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1998, the Bank met its reserve requirements.

     Dividend Restrictions. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Bank's conversion to stock form. In addition, the Bank, as a savings institution subsidiary of a savings and loan holding company, is required by OTS regulations to give the OTS at least 30 days' prior notice of any proposed declaration of dividends to the Company.

     OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (i) 75% of its net income for the previous four quarters; or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Bank is a Tier 1 Association. Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition. See "--Prompt Corrective Regulatory Action."

     Furthermore, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Federal and State Taxation." The Company intends to make full use of this favorable tax treatment afforded to the Bank and the Company and does not contemplate use of any post-conversion earnings of the Bank in a manner which would limit either institution's bad debt deduction or create federal tax liabilities.

     Transactions with Related Parties. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (like the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, OTS regulations provide that no savings institution may
(i) make a loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the BHCA which applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Loans to Directors, Executive Officers and Principal Stockholders. Savings institutions are also subject to the restrictions contained in Section 22(h) and
Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a savings institution and certain affiliated entities of such persons, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by readily marketable collateral).
Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of the depository institution for such extensions of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for depository institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

     Under federal banking regulations, savings institutions must also adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A savings institution's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Real Estate Lending Guidelines") that have been adopted by the federal banking regulators. The Real Estate Lending Guidelines, among other things, call upon savings institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the specified loan-to-value limits for the various types of real estate loans. The Real Estate Lending Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

     Additionally, under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1998 and received a rating of outstanding.

REGULATION OF THE COMPANY

     General. The Company is a unitary savings and loan holding company as defined by the Home Owners' Loan Act ("HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company is required to file certain reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission ("SEC") under federal securities laws.

     Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "-
- Regulation of the Bank -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     Restrictions on Acquisitions. The HOLA generally prohibits savings and loan holding companies from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal savings institution qualifies as a QTL or as a "domestic building and loan institution" under (S)7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the savings institution in the state would qualify such branches taken as a whole for treatment as a QTL or for a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the savings institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the savings institution's record of compliance with the CRA in connection with any branch application.

FEDERAL AND STATE TAXATION

     Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code (the "Code") are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. For tax years beginning before December 31, 1995, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). If a saving association elected the latter method, it could claim, each year, a deduction based on a percentage of taxable income, without regard to actual bad debt experience.

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings and loan association over a period of years.

     Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of September 30, 1998, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $89,000.

     If an association ceases to qualify as a "bank" (as defined in Code Section
581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     The Bank files a federal income tax return on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     The Bank has been audited by the IRS or the statute of limitations has expired with respect to consolidated federal income tax returns through the year ended September 30, 1991. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

     Alabama Taxation. Under the laws of Alabama, the Bank is required to pay an annual excise tax at the rate of 6% of net income as defined in the statute. This tax is imposed on financial institutions such as the Bank in lieu of a general state business corporate income tax.

     The Bank's state tax returns have not been audited during the past five years.

COMPETITION

     The Bank faces strong competition in the attraction of savings deposit (its primary source of lendable funds) and in the origination of real estate loans. Its most direct competition for savings deposits has historically come from other savings institutions and from commercial banks located in its primary market area. Particularly in times of high interest rates, however, the Bank faces additional significant competition for investors' funds from short-term money market securities and other corporate and government securities yielding interest rates which are in some instances higher than those permitted to be paid under federal regulations by savings institutions on savings deposits. It also faces competition for savings from credit unions. The Bank's competition for real estate loans comes principally from other savings institutions, commercial banks, mortgage banking companies, insurance companies and other institutional lenders.

     The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders. It competes for savings by offering depositors a wide variety of savings accounts, a convenient office location, tax-deferred retirement programs, and other miscellaneous services.

     The competitive environment created by federal legislation in the early 1980's gives thrift institutions such as Citizens Federal the opportunity to compete in many areas previously reserved for other types of financial intermediaries, mainly commercial banks. However, the new powers may also increase the Bank's cost of doing business, and the establishment of the money market account and the elimination of rate controls may continue to increase the Bank's cost of funds, especially during periods of high interest rates. The competitive pressures among thrift institutions, commercial banks and other financial institutions have increased significantly and will continue to do so. FIRREA has also increased competitive pressures because of the increased deposit insurance premiums paid by SAIF-insured institutions.

PERSONNEL

     As of September 30, 1998, the Bank had 30 full-time employees and two part-time employees. The employees are not represented by a collective bargaining group. The Bank considers its relations with its employees to be excellent.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     W. Kent McGriff is 41 years old and joined Citizens Federal in February 1987. He currently serves as Executive Vice President and Chief Financial Officer. From May 1985 through January 1987 he worked in real estate development and management, and from September 1982 through April 1985 he worked for a private accounting firm as a public accountant.

     Cynthia D. Nalls is 33 years old and joined Citizens Federal in June 1993. She currently serves as Executive Vice President and Chief Operations Officer. Prior to coming to the Bank, she was an audit manager at KPMG Peat Marwick LLP where she served financial institutions throughout the state of Alabama including Citizens Federal.

ITEM 2.  PROPERTIES
-------------------

     In October 1996, the Bank moved to a new 19,000 square foot main office located at 1700 Third Avenue North, Birmingham, which it owns. The Bank's investment in its main office and adjacent property was $3,407,359 at September 30, 1998.

     In May 1984, the Bank opened a branch office in Eutaw, Alabama. This owned branch office has approximately 3,200 square feet and the net book value of the Bank's investment in this branch at September 30, 1998 was $173,023.

     In July 1991, the Bank opened a branch office in Birmingham, Alabama at 2100 Bessemer Road. This owned branch office has approximately 2,800 square feet of space and the net book value of the Bank's investment in this branch as of September 30, 1998 was $322,876.

     As of September 30, 1998, the net book value of the Bank's investment in the premises, furniture and equipment owned by the Bank was $3,903,258.

     Citizens Federal utilizes the services of Fiserv in connection with its record-keeping and accounting functions.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is involved in various real estate foreclosure actions wherein it enforces its rights as lender, and is involved in certain other legal matters in its day-to-day operations which are not material to its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
-----------------------------------------------------------------------------
         MATTERS
         -------

     The information contained under the caption "Market Information, Capital Stock and Retained Earnings" in the Annual Report to Stockholders for the fiscal year ended September 30, 1998 ("Annual Report") is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements contained in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     The registrant, within the 24 months before the date of the most recent financial statements, has not had any disagreements with its independent auditor on accounting and financial disclosures, and has not changed its accountants.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

     For information on the Company's Directors, the information contained under the section "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     For information on the Company's Executive Officers, reference is made to "Part I --Business -- Executive Officers Who Are Not Directors" which is incorporated herein by reference.

     For information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, the information contained under the section captioned "Beneficial Ownership Reports" in the Proxy Statement is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors --Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement

     (b)  Security Ownership of Management

          Information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (c)  Changes In Control

          The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

   (a)(1)  Financial Statements - The Financial Statements and Independent
           --------------------
Auditors' Report included in the 1998 Annual Report, listed below, are incorporated herein by reference.

   Independent Auditors' Report

   Financial Statements:
           Consolidated Balance Sheets as of September 30, 1998 and 1997 Consolidated Statements of Operations for Each of the Years in the
             Three-Year Period Ended September 30, 1998
           Consolidated Statements of Stockholders' Equity for Each of the Years
             in the Three -Year Period Ended September 30, 1998
           Consolidated Statements of Cash Flows for Each of the Years in the
             Three-Year Period Ended September 30, 1998
           Notes to Consolidated Financial Statements.

   (a)(2)  Financial Statement Schedules - All financial statement schedules
           -----------------------------
have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

   (a)(3)  Exhibits - The following exhibits are either filed or attached as
           --------
part of this report or are incorporated herein by reference.

   Exhibit 3.1    Certificate of Incorporation of CFS Bancshares, Inc.
   Exhibit 3.2    Bylaws of CFS Bancshares, Inc.
   Exhibit 10.1   Employment Contract of President Bunny Stokes, Jr.
   Exhibit 13     1998 Annual Report to Stockholders
   Exhibit 21     Subsidiaries of the Registrant
   Exhibit 27     Financial Data Schedule

   (b)  Reports on Form 8-K - No current report on  Form 8-K was filed during
        -------------------
the last quarter of the fiscal year covered by this Form 10-KSB.

   (c)  Exhibits - Exhibits to this Form 10-KSB are attached hereto.
        --------

   (d)  Financial Statements Schedules - None.
        ------------------------------

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CITIZENS FEDERAL SAVINGS BANK


Date:  December 23, 1998                       By: /s/ Bunny Stokes, Jr.
                                                  ------------------------------
                                                  Bunny Stokes, Jr., President
                                                  Duly Authorized Representative

     Pursuant to the requirements of the Securities Exchange Act 2 of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Bunny Stokes, Jr.                      Date:  December 23, 1998
    ------------------------------------------
    Bunny Stokes, Jr.
    Principal Executive Officer and Director

By: /s/ W. Kent McGriff                        Date:  December 23, 1998
    ------------------------------------------
    W. Kent McGriff
    Principal Financial and Accounting Officer

By: /s/ Rev. John T. Porter                    Date:  December 23, 1998
    ------------------------------------------
    Rev. John T. Porter, Director

By: /s/ Odessa Woolfolk                        Date:  December 23, 1998
    ------------------------------------------
    Odessa Woolfolk, Director

By: /s/ James W. Coleman                       Date:  December 23, 1998
    ------------------------------------------
    James W. Coleman, Director