Form 10QSB
period 1998-12-31
CFS BANCSHARES INC
filed 1999-02-16
CIK 1065215

            SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C.  20549
________________________________________________________________

                         Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
       THE EXCHANGE ACT

For the transition period from ________ to ______.


Commission File Number: 0-24625



                        CFS Bancshares, Inc.
       --------------------------------------------------
       (Exact name of registrant as specified in charter)

Delaware                                      63-1207881
--------------------------------          --------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)          Identification Number)



1700 3rd Avenue North
Birmingham, Alabama                             35203
-------------------------                      -------
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

       Number of shares outstanding of common stock
                     as of December 31, 1998

$0.01 par value common stock               130,000 shares
----------------------------               -----------------
          Class                              Outstanding

             CFS BANCSHARES, INC. AND SUBSIDIARY



                    TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION:                        PAGE NO.


Consolidated Balance Sheets at December 31, 1998
and September 30, 1998 (unaudited)                       -3-

Consolidated Statements of Operations for the
Three Months Ended December 31, 1998 and
1997 (Unaudited)                                         -4-

Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 1998 and 1997
(unaudited)                                              -6-

Consolidated Statements of Comprehensive Income
for the Three Months ended December 31, 1998
and 1997 (unaudited)                                     -8-

Notes to Consolidated Financial Statements               -9-

Management's Discussion and Analysis of Financial
Condition and Results of Operations                     -11-

PART II - OTHER INFORMATION                             -16-

SIGNATURES                                              -17-

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                                 December 31,   September 30,
                                                     1998           1998
                                                 ------------   ------------
   ASSETS
   ------
Cash and amounts due from depository
  institutions                                   $ 3,523,498      $ 3,392,435
Federal funds sold and overnight deposits          1,024,963        1,924,850
                                                 -----------      -----------
    Total cash and cash equivalents                4,548,461        5,317,285

Interest bearing deposits                            159,515          159,515
Investment securities held to maturity
  (fair value of $6,398,046 and $6,406,439,
  respectively)                                    6,350,852        6,338,130
Investment securities available for sale,
  at fair value (cost of $29,020,997 and
  $29,110,589, respectively)                      29,011,259       29,122,737
Federal Home Loan Bank stock                         670,000          670,000
Loans receivable, net of allowances               45,331,828       45,413,484
Premises and equipment, net                        3,997,984        4,030,996
Real estate acquired by foreclosure                  157,496           59,634
Accrued interest receivable on investment
  securities                                          16,277           71,252
Accrued interest receivable on mortgage-
  backed securities                                  196,324          217,817
Accrued interest receivable on loans                 373,751          352,244
Other assets                                         545,324          412,948
                                                 -----------      -----------
    Total assets                                 $91,359,071       92,166,042
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing deposits                        $72,491,986       73,892,189
Advance payments by borrowers for taxes
  and insurance                                      163,663          300,648
Other liabilities                                    630,594          719,682
Employee Stock Ownership Plan debt                   145,471          145,471
FHLB advances                                     10,050,000        9,200,000
                                                 -----------      -----------
    Total Liabilities                             83,481,714       84,257,990

Stockholders' Equity:
Common Stock                                         130,000          130,000
Additional paid-in capital                         1,179,608        1,167,160
Retained earnings                                  6,698,440        6,732,461
Accumulated other comprehensive income (loss)         (6,232)           7,602
Unearned common stock held by ESOP                  (124,459)        (129,171)
                                                 -----------      -----------
    Total Stockholders' Equity                     7,877,357        7,908,052
                                                 -----------      -----------
      Total liabilities and stockholders'
        equity                                   $91,359,071       92,166,042
                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                         Three Months
                                                      Ended December 31,
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------
INTEREST INCOME:
Interest and fees on loans                       $1,036,410      $  955,533
Interest and dividend income on
  investment securities                              34,712         161,872
Interest income on mortgage-backed
    securities                                      487,614         497,833
Other interest income                                33,350          31,791
                                                 ----------      ----------
Total interest income                             1,592,086       1,647,029

Interest on deposits                                703,857         755,448
Interest on FHLB advances                           132,625         142,010
                                                 ----------      ----------
Total interest expense                              836,482         897,458

    Net interest income                             755,604         749,571

Provision for loan losses                                --              --
                                                 ----------      ----------
  Net interest income after provision
    for loan losses                                 755,604         749,571

OTHER INCOME:

Service charges on deposits                         110,416         100,390
Gain (loss) on sale of assets                         6,347          10,285
Gain on sale of securities                               --          10,528
Other                                                 6,581           7,101
                                                 ----------      ----------
    Total Other Income                              123,344         128,304

EXPENSES:
Salaries and employee benefits                      353,211         296,844
Net occupancy expense                                28,286          30,470
Federal insurance premium                            24,029          24,747
Data processing expenses                             65,041          40,383
Professional services                                67,111          78,078
Depreciation and amortization                        72,943          67,102
Advertizing expense                                  51,635          41,206
Office supplies                                      13,807          16,696
Insurance expense                                    14,858          15,524
Other                                                75,084         113,880
                                                 ----------      ----------
    Total other expense                             766,005         724,930
                                                 ----------      ----------

Income before income taxes                          112,943         152,945
Income tax expense                                   49,464          55,060
                                                 ----------      ----------
Net income                                       $   63,479      $   97,885
                                                 ==========      ==========
Basic earnings per common share                  $     0.53      $     0.75
                                                 ==========      ==========

See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                                         Three Months
                                                      Ended December 31,
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------

Basic average shares outstanding                   119,695         130,000
                                                  ========        ========
Diluted earnings per common share                 $   0.48        $   0.70
                                                  ========        ========
Diluted average shares outstanding                 131,695         142,000
                                                  ========        ========
Dividends declared and paid per common share      $   0.75        $   0.75
                                                  ========        ========

See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                     Three Months Ended
                                                        December 31,
                                                     1998           1997
                                                 ------------   ------------
Cash flows from operating activities:
Net income                                       $     63,479    $    97,885
Adjustments to reconcile net income to
 net cash provided by operating activities
  Depreciation and amortization                        72,943         67,102
  Compensation expense recognized on ESOP
     allocation                                        17,160             --
  Net amortization of premium on investment
    securities                                         38,157          8,291
  Gain on sale or call of investment securities
    available for sale                                 (1,636)       (10,528)
  Gain on sale of real estate acquired by
    foreclosure                                        (4,101)            --
  Charge off of investment securities held to
    maturity                                               --         25,000
  Decrease in deferred gain on sale of REO               (610)       (10,285)
  Decrease in accrued interest receivable              54,961         71,880
  Decrease (increase) in other assets                (124,594)        38,231
  Increase (decrease) in accrued interest
    on deposits                                        (4,748)         9,137
  Decrease in other liabilities                       (88,478)      (265,169)
                                                  -----------    -----------
Net cash provided by operating activities              22,533         31,544

Cash flows from investing activities:
Purchase of investment securities held to
  maturity                                           (502,656)            --
Purchase of investment securities available
  for sale                                         (4,637,064)    (5,011,589)
Maturity or call of investment securities
  available for sale                                1,000,000             --
Proceeds from sale of investment securities
  available for sale                                       --      1,993,000
Net change in loans                                   (25,965)      (990,994)
Proceeds from principal collected on
  investment securities held to maturity              484,199        532,956
Proceeds from principal collected on investment
  securities available for sale                     3,696,140        799,781
Purchase of premises and equipment                    (39,931)       (15,991)
Purchase of real estate acquired by foreclosure            --           (924)
Proceeds from sale of real estate acquired
  by foreclosure                                       13,860             --
                                                  -----------    -----------
    Net cash used in investing activities             (11,417)    (2,693,761)


See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                     Three Months Ended
                                                        December 31,
                                                 -------------------------
                                                     1998           1997
                                                 ------------   ----------
Cash flows from financing activities:

Net decrease in interest bearing deposits         (1,395,455)      (141,590)
Increase in FHLB advances                            850,000             --
Increase (decrease) in advance payments by
  borrowers for taxes and insurance                 (136,985)        20,699
Cash dividends                                       (97,500)       (97,500)
                                                  ----------     ----------
   Net cash used in financing activities            (779,940)      (218,391)

Net decrease in cash and cash equivalents           (768,824)    (2,880,608)

Cash and cash equivalents at beginning of
  period                                           5,317,285      6,485,115
                                                  ----------     ----------
Cash and cash equivalents at end of period       $ 4,548,461      3,604,507
                                                 ===========     ==========

Supplemental information on cash payments

   Interest paid on deposits                      $  708,605        751,379
   Taxes paid                                             --             --

Supplemental information on noncash transactions:
  Loans transferred to real estate acquired
    by foreclosure                                $  107,621         58,334


See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Unaudited)

                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                     1998           1997
                                                 ------------   -----------
Net income                                        $ 63,479       $ 97,885

Other comprehensive income, before tax:
  Unrealized holding (losses) gains arising
     during the period                             (21,959)        15,941
  Less reclassification adjustment for gains
     (losses) on securities available for
     sale                                               --         10,528
                                                  --------       --------
       Total other comprehensive income,
         before tax                                (21,959)         5,413

Income tax expense (benefit) related to
  other comprehensive income:
  Unrealized holding gain (loss) on available
    for sale securities                             (8,125)         5,898
  Less reclassification adjustment for gains
    (losses) on securities available for sale           --          3,895
                                                  --------       --------
       Total income tax expense (benefit)
         related to other comprehensive income      (8,125)         2,003
                                                  --------       --------
       Total other comprehensive (loss) income,
         net of tax                                (13,834)         3,410
                                                  --------       --------
       Total comprehensive income                 $ 49,645       $101,295
                                                  ========       ========

See accompanying notes to consolidated financial statements

              CFS BANCSHARES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of financial position of the Company and the results of operations for the three month periods ended December 31, 1997 and 1998. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year.
    For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

2.  RECLASSIFICATIONS

    Certain items in the 1997 consolidated financial statements have been reclassified to conform to current year classifications.

3.  NET INCOME PER SHARE

    During 1996, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 128, Earnings per Share, ("FAS128"). FAS128 specifies the computation, presentation and disclosure requirements for earning per share, replacing the presentation of primary earnings per share with the presentation of basic earnings per share. For entities with complex capital structures, the presentation of fully diluted earning per share is replaced with diluted earning per share. FAS 128 is effective for both interim and annual financial statements issued for periods ending after December 15, 1998.
    The Company adopted FAS128 in 1998.

    Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended December 31, 1998 and 1997.

                                                     Three Months Ended
                                                        December 31,
                                                     1998           1997
                                                 ------------   ------------
Diluted earnings per share:

Weighted average common shares outstanding        120,407         120,407
Net effect of the assumed exercise of stock
  options based on the treasury stock method
  using average market price for the quarter       12,000          12,000
                                                  -------         -------
Total weighted average common shares and
  potential common stock outstanding              132,407         132,407
                                                  =======         =======

4.  RECENT ACCOUNTING PRONOUNCEMENTS


In June 1997, the FASB issued Financial Accounting Standard No. 130, Reporting Comprehensive Income, ("FAS130"). This standard establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. FAS130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statements that is displayed in equal prominence with the other financial statements. The term "comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items recorded in equity under Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. FAS130 is effective for financial statements for years beginning after December 15, 1997.

In June 1997, the FASB issued Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FAS131"). FAS131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS131 is effective for financial statements for years beginning after December 15, 1997. The Company does not have separate segments and thus has not segmented reporting in the accompanying financial statements.

In June 1998, the FASB issued Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). The standard establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. FAS133 requires that all derivative instruments be recorded in the statement of financial position at fair value; the accounting for gains or losses due to changes in fair value of the derivative instruments depends on whether the derivative instruments qualify as hedging instruments. If a derivative instrument does not qualify as a hedge, the gain or loss is reported in earnings when it occurs. However, if the derivative qualifies as a hedging instrument, the accounting varies based on the type of risk being hedged, and includes either recognizing earnings for changes in fair value each reporting period, or accumulating changes in other comprehensive income and recognizing earnings during the period that the hedged forecasted item impacts earnings. FAS133 becomes effective for financial statements for the first quarter of fiscal years beginning after June 15, 1999. The Company has no derivative financial instruments that would be accounted for at fair value under FAS133.

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW
--------

Net income for the three months ended December 31, 1998 was $80,639 a decrease of $17,246 or 17.62% when compared to the three months ended December 31, 1997. The decline in net earnings resulted primarily from an increase in general and administrative expense of $23,915.

NET INTEREST INCOME
-------------------

Net interest income is the difference between the interest and fees earned on loans, securities and other interest earning assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Bank's deposits and FHLB advances are primarily short term in nature and reprice faster than the Bank's interest earning assets, consisting mainly of loans and mortgage backed securities, which generally have longer maturities. The mix of the Bank's interest earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Bank's interest bearing liabilities decreased 16 basis points from 4.20% for the three month period ended December 31, 1997 to 4.04% during the three month period ended December 31, 1998 while the yield on interest earning assets increased 16 basis points from 7.49% for the three month period ended December 31, 1997 to 7.65% for the comparable period in the current fiscal year.

The increase in the average yield on interest earning assets along with a decline in the average cost of interest bearing liabilities led to a slight increase in net interest income despite a decline in the average balances of interest earning assets and interest bearing liabilities. The Bank's net interest income increased by $6,033 or .80% from $749,571 for the three month period ended December 31, 1997 to $755,604 for the three month period in the current fiscal year.

OTHER INCOME
------------

During the three month period ended December 31, 1998 other income decreased from $128,304 for the three month period ended December 31, 1997 to $123,344 for the comparable period in the current fiscal year. The decrease resulted from declines in gains on sale of assets and securities of $14,466 which was partially offset by an increase in service charges on deposits of $10,116 when comparing the three months ended December 31, 1998 to the comparable period in the prior fiscal year.


OTHER EXPENSE
-------------

During the three month period ended December 31, 1998 the Bank's other expense increased by 3.29% or $23,915 from $724,930 for the three month period ended December 31, 1997 to $748,845 for the comparable period in the current year. Salaries and employee benefits, data processing expense and advertising expense increased by $39,207, $24,658 and $10,429 respectively when comparing the three months ended December 31, 1997 to the three month period ended December 31, 1998. The increase in salaries and employee benefits resulted from a changes in recording expense associated with the Citizens Federal Savings Bank ESOP in accordance with the AICPA's SOP 96-3, in the way payments and accruals for the Bank's biweekly payroll and employee benefits are recorded and from the hiring of one additional staff person when comparing the three months ended December 31, 1998 to the same period in the prior fiscal year. Effective June 16, 1998 the Bank began using the services of a third party processor to handle the item processing and statement rendering for all of the Bank's checking accounts. The expense associated with that service is the primary reason for the increase in data processing expense between the three month period ended December 31, 1997 when compared to the three month period in the current fiscal year. The increases described above were partially offset by a decline in other expense of $38,796 from $113,880 for the three months ended December 31, 1997 to $75,084 for the three month period in the current fiscal year. During December 1997 the Bank charged off a $25,000 investment in a small business investment corporation. There was no such charge during the current fiscal period.

REVIEW OF FINANCIAL CONDITION
-----------------------------

Significant factors affecting the Bank's financial condition from September 30, 1998 to December 31, 1998 detailed below:

ASSETS
------

Total assets decreased $806,971 or .88% from $92,166,042 at September 30, 1998 to $91,359,071 at December 31, 1998. The
decline is primarily attributable to a decline in the Bank's deposits and other liabilities and was funded primarily by a decrease in federal funds sold and overnight deposits which declined by $899,887 from $1,924,850 at September 30, 1998 to $1,024,963 at December 31, 1998.

LIABILITIES
-----------

Total liabilities decreased $776,276 or .92% between September 30, 1998 and December 31, 1998. The decrease resulted from a decline in the Bank's interest bearing deposits of $1,400,203 from $73,892,189 at September 30, 1998 to $72,491,986 at
December 31, 1998. The decline in deposits is attributable to a large withdrawal by an institutional customer of the Bank and by seasonal withdrawals of transaction accounts.

LOAN QUALITY
------------

A key to long term earnings growth for Citizens Federal Savings Bank is maintenance of a high quality loan portfolio. The Bank's directive in this regard is carried out through its policies and procedures for review of loans. The goals and results of these policies and procedures are to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

At December 31, 1998 the Bank had $1,022,781 in assets classified as substandard including real estate acquired by foreclosure of $157,496, no assets classified as doubtful and $256,094 in assets classified as loss. A specific loan loss reserve has been established for all loans classified as a loss. At September 30, 1998 the Bank had $733,881 in assets classified as substandard including real estate acquired by foreclosure of $59,634, no assets classified as doubtful and $225,439 in assets classified as loss.

The allowance for loan losses was $501,711 at December 31, 1998. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be made as circumstances warrant.

LIQUIDITY AND INTEREST SENSITIVITY
----------------------------------

The Bank is required under applicable federal regulations to maintain specified levels of cash and "liquid" investments in qualifying types of United States Treasury and federal agency securities and other investments. Such investments serve as a source of funds upon which the Bank may rely to meet deposit withdrawals and other short term needs. The Bank monitors its cash flow position to assure adequate liquidity levels and to take advantage of market opportunities. The Bank maintains liquidity levels, which significantly exceed the minimum regulatory requirements. Management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other cash needs.

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

YEAR 2000 (Y2K) READINESS DISCLOSURE
------------------------------------

The Bank is a user of computers, computer software and equipment utilizing embedded microprocessors that are affected by the year 2000 issue. The year 2000 issue exists because many computer systems and applications use two digit date fields to designate a year. As the century date change occurs, date sensitive systems may recognize the year 2000 as 1900, or not at all. The inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.

Citizens Federal Savings Bank has prepared an action plan to evaluate our computer systems, software products and vendor services for year 2000 compliance. The Bank's plan consists of the following:

         PROBLEM AWARENESS - The Bank is aware of the problems that could potentially arise from year 2000 problems and has analyzed internal systems as well as services provided by third parties. Educational initiatives with regard to customer awareness will continue into 1999.

         ASSESSMENT PHASE - The Bank has inventoried technology assets and contacted third party vendors and service providers to assess exposure to year 2000 problems. The Bank's third party data processing arrangement has been identified as the primary mission critical system for Citizens Federal.

         RENOVATION PHASE - Hardware and software which was identified during the assessment phase as not being year 2000 compliant has been upgraded, replaced or scheduled for replacement during the early part of 1999. A third party processor provides the Bank's data processing and one set of testing was done between the Bank and the processor during September 1998. Based on the results from testing which has already been conducted the mission critical third party data processing system will be ready for year 2000 processing.

         VALIDATION - The Bank's internal systems as well as the third party processor which provides the Bank's primary data processing requirements have been tested for year 2000 compliance. Additional testing of those critical applications is scheduled for the early part of 1999. In addition to the testing conducted by Citizens Federal with the third party processor, over 100 other users of the system have also conducted tests and will be doing additional testing for year 2000 readiness. The Bank has received certifications from non-critical vendors and service providers and will rely on those where complete testing is not possible.

         IMPLEMENTATION - Replacement of non-compliant technology at the institution is essentially complete. Results from additional tests, which are scheduled for early 1999, will be thoroughly reviewed and remedial actions, which are determined to be necessary for year 2000 compliance, will be taken.


Based on the results of tests, reviews and analysis done to date the Bank expects to be able to operate in a normal fashion before, during and through the year 2000 period. While working to ensure that the Bank's primary objective of conducting business as usual there can be no guarantee that there will not be disruptions related to the year 2000.

A failure of the Bank's data processing system would be a likely worst case year 2000 scenario. Under such conditions the Bank would operate in a manual mode relying on printed trial balance reports from December 30, 1999 and/or December 31, 1999 as a base record during the time the problems with the system were being corrected. The Bank's management is in the process of reviewing appropriate cash and liquidity levels as the year 2000 approaches.

The Bank has incurred approximately $48,000 in capital expenditures to upgrade and/or replace computer equipment and approximately $5,000 in operating expenses associated with year 2000 compliance since the beginning of 1998. Additional expenditures to attain year 2000 readiness are not expected to exceed $25,000 and will not have a material financial impact on the Bank.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS
--------------------------------------------

         Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Bank or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Bank's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB. If any of these assumptions or opinions prove incorrect, any forward-looking statement made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

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

At December 31, 1998 the Bank satisfied all regulatory requirements. The Bank's compliance with the current standards is as follows:

                                                          For  capital              Well
                                       Actual           adequacy purposes        capitalized
                                  ----------------      ------------------    ---------------
                                  Amount     Ratio      Amount       Ratio    Amount    Ratio
                                  ------     -----      ------       -----    ------    -----
Total capital
(to risk weighted assets)        $8,002,280   17.27%    3,706,320     8.00%   4,632,900  10.00%
Tier I capital
(to risk weighted assets)        $7,883,589   17.02%    1,853,160     4.00%   2,779,740   6.00%
Tier I capital
(to average assets)              $7,883,589    8.59%    3,670,502     4.00%   4,588,128   5.00%


Reconciliation of capital:              Risk Weighted          Tier I Capital
                                           Capital

Total stockholders' equity (GAAP)       $7,877,357             $7,877,357
Unrealized gain on securities - AFS          6,232                  6,232
Allowance for loan losses                  245,618                      -
Equity investments                        (126,387)
 Total                                  $8,002,820             $7,883,589


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

None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of CFS Bancshares, Inc. was held on January 27, 1999 for the purpose of considering and acting upon the election of one director to serve a three year term. The result of the election in which 100,632 out of 130,000 possible votes were cast as follows:

                                     Votes For   Votes Against
                                                  or Withheld

    Bunny Stokes, Jr. as Director     100,632        none

ITEM 5: OTHER INFORMATION:

    As of October 18, 1996 and July 23, 1998, the Bank entered into Agreements with the Office of Thrift Supervision (OTS) intended to correct certain deficiencies, about which the OTS expressed supervisory concern. Pursuant to the Agreement, the Bank agreed to adopt certain guidelines, procedures and policies. The Bank also agreed to adopt a business plan covering such matters as lending activities, operating expenses, operating results and other matters.

    The Bank believes it is in substantial compliance with or will be in compliance with the terms of the Agreement within the time periods stated within the agreement. If the Bank were not to comply with the Agreement, the OTS would have certain enforcement rights, possibly including the right to commence an action to remove directors and/or officers or to appoint a conservator or a receiver for the Bank. Although compliance with the Agreement has not had and is not expected to have a material impact on the operations of the Bank, there can be no assurance that the Agreement will not have an adverse impact on the Bank's future operations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

            CFS BANCSHARES, INC. AND SUBSIDIARY

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CFS BANCSHARES, INC.
                            (Registrant)

Date: February 11, 1999  /s/ Bunny Stokes, Jr.
                         -------------------------------------
                         Bunny Stokes, Jr.
                         Chairman/CEO
                         (principal executive officer)


Date: February 11, 1999  /s/ W. Kent McGriff
                         ------------------------------------
                         W. Kent McGriff
                         Executive Vice President
                         (principal financial and accounting
                         officer)