Form 10QSB
period 1999-03-31
CFS BANCSHARES INC
filed 1999-05-14
CIK 1065215

            SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C.  20549
________________________________________________________________

                         Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

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

Yes x    No
   ---     ---

       Number of shares outstanding of common stock
                     as of March 31, 1999

$0.01 par value common stock               130,000 shares
----------------------------               -----------------
          Class                              Outstanding

             CFS BANCSHARES, INC. AND SUBSIDIARY



                    TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION:                        PAGE No.


Consolidated Balance Sheets at March 31, 1999
and September 30, 1998 (unaudited)                       -3-

Consolidated Statements of Operations for the
Three and Six Months Ended March 31, 1999
1998 (Unaudited)                                         -4-

Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 1999 and 1998
(unaudited)                                              -6-

Consolidated Statements of Comprehensive Income
for the Six Months ended March 31, 1999
and 1998 (unaudited)                                     -8-

Notes to Consolidated Financial Statements               -9-

Management's Discussion and Analysis of Financial
Condition and Results of Operations                     -11-

PART II - OTHER INFORMATION                             -16-

SIGNATURES                                              -17-

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                                  March 31,     September 30,
                                                     1999           1998
                                                 ------------   ------------
   ASSETS
   ------
Cash and amounts due from depository
  institutions                                   $ 2,892,934      $ 3,392,435
Federal funds sold and overnight deposits          3,205,572        1,924,850
                                                 -----------      -----------
    Total cash and cash equivalents                6,098,506        5,317,285

Interest bearing deposits                            160,654          159,515
Investment securities held to maturity
  (fair value of $5,675,539 and $6,406,439,
  respectively)                                    5,647,783        6,338,130
Investment securities available for sale,
  at fair value (cost of $29,599,060 and
  $29,110,589, respectively)                      29,374,587       29,122,737
Federal Home Loan Bank stock                         670,000          670,000
Loans receivable, net of allowances               43,477,248       45,413,484
Premises and equipment, net                        3,941,081        4,030,996
Real estate acquired by foreclosure                  157,497           59,634
Accrued interest receivable on investment
  securities                                          40,835           71,252
Accrued interest receivable on mortgage-
  backed securities                                  174,570          217,817
Accrued interest receivable on loans                 325,718          352,244
Other assets                                         423,397          412,948
                                                 -----------      -----------
    Total assets                                 $90,491,876       92,166,042
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing deposits                        $72,690,115       73,892,189
Advance payments by borrowers for taxes
  and insurance                                      144,459          300,648
Other liabilities                                    499,587          719,682
Employee Stock Ownership Plan debt                   113,275          145,471
FHLB advances                                      9,200,000        9,200,000
                                                 -----------      -----------
    Total Liabilities                             82,647,436       84,257,990

Stockholders' Equity:
Common Stock                                         130,000          130,000
Additional paid-in capital                         1,174,930        1,167,160
Retained earnings                                  6,793,534        6,732,461
Accumulated other comprehensive income (loss)       (143,663)           7,602
Unearned common stock held by ESOP                  (110,361)        (129,171)
                                                 -----------      -----------
    Total Stockholders' Equity                     7,844,440        7,908,052
                                                 -----------      -----------
      Total liabilities and stockholders'
        equity                                   $90,491,876       92,166,042
                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                         Three Months                 Six Months
                                                        Ended March 31,             Ended March 31,
                                                 ----------------------------   -----------------------
                                                     1999            1998          1999         1998
                                                 ------------    ------------   ---------    ----------
INTEREST INCOME:
Interest and fees on loans                       $1,012,729      $  995,060     $2,049,139   $1,950,593
Interest and dividend income on
  investment securities                              63,769         141,668         98,481      303,540
Interest income on mortgage-backed
    securities                                      468,317         478,528        955,931      976,361
Other interest income                                14,630          33,211         47,980       65,002
                                                 ----------      ----------     ----------   ----------
Total interest income                             1,559,445       1,648,467      3,151,531    3,295,496

Interest on deposits                                657,469         741,757      1,361,326    1,497,205
Interest on FHLB advances                           132,530         133,540        265,155      275,550
                                                 ----------      ----------     ----------   ----------
Total interest expense                              789,999         875,297      1,626,481    1,772,755

    Net interest income                             769,446         773,170      1,525,050    1,522,741
Provision for loan losses                                --              --             --           --
                                                 ----------      ----------     ----------   ----------
Net interest income after provision
  for loan losses                                   769,446         773,170      1,525,050    1,522,741

OTHER INCOME:
Service charges on deposits                          72,270          91,314       182,686       191,704
Gain (loss) on sale of assets                        (1,823)            576         4,524        10,861
Gain on sale of securities                           27,486          16,832        27,486        27,360
Other                                                11,177           6,556        17,758        13,657
                                                 ----------      ----------     ----------   ----------
    Total Other Income                              109,110         115,278       232,454       243,582

EXPENSES:
Salaries and employee benefits                      329,673         312,797       682,884       609,641
Net occupancy expense                                30,509          34,496        58,795        64,966
Federal insurance premium                            25,140          25,244        49,169        49,991
Data processing expenses                             66,327          67,254       131,368       107,637
Professional services                                51,495          48,731       118,606       126,809
Depreciation and amortization                        74,303          66,930       147,246       134,032
Advertizing expense                                  31,942          25,549        83,577        66,755
Office supplies                                      21,269          21,454        35,076        38,150
Insurance expense                                    14,859          15,269        29,717        30,793
Other                                                92,913         114,997       167,997       228,877
                                                 ----------      ----------     ----------   ----------
    Total other expense                             738,430         732,721      1,504,435    1,457,651
                                                 ----------      ----------     ----------   ----------
Income before income taxes                          140,126         155,727        253,069      308,672
Income tax expense                                   45,032          56,062         94,496      111,122
                                                 ----------      ----------     ----------   ----------

See accompanying notes to consolidated financial statements.

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                                         Three Months                 Six Months
                                                        Ended March 31,             Ended March 31,
                                                 ----------------------------   -----------------------
                                                     1999            1998          1999         1998
                                                 ------------    ------------   ---------    ----------
Net Income                                          95,094          99,655       158,573       197,550
                                                  ========        ========       =======       =======
Basic earnings per common share                   $   0.79        $   0.77          1.32          1.52
                                                  ========        ========       =======       =======
Basic average shares outstanding                   119,695         130,000       119,695       130,000
                                                  ========        ========       =======       =======
Diluted earnings per common share                 $   0.72        $   0.72          1.20          1.42
                                                  ========        ========       =======       =======
Diluted average shares outstanding                $131,695        $142,000       131,695       142,000
                                                  ========        ========       =======       =======
Dividends declared and paid per
   common share                                   $     --        $     --          0.75          0.75
                                                  ========        ========       =======       =======

See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                      Six Months Ended
                                                          March 31,
                                                     1999           1998
                                                 ------------   ------------
Cash flows from operating activities:
Net income                                       $    158,573    $   197,550
Adjustments to reconcile net income to
 net cash provided by operating activities
  Depreciation and amortization                       147,246        134,032
  Compensation expense recognized on ESOP
     allocation                                        17,160             --
  Net amortization of premium on investment
    securities                                         70,907         25,823
  Gain on sale or call of investment securities
    available for sale                                (27,486)       (27,360)
  Gain on sale of real estate acquired by
    foreclosure                                        (4,101)            --
  Charge off of investment securities held to
    maturity                                               --         25,000
  Decrease in deferred gain on sale of REO             (1,228)            --
  Decrease in accrued interest receivable             100,190         48,977
  Increase in other assets                            (10,449)      (980,686)
  Decrease in accrued interest on deposits            (21,200)       (26,565)
  Decrease in other liabilities                      (256,558)      (330,481)
                                                  -----------    -----------
Net cash provided by (used in) operating
  activities                                          173,054       (993,710)

Cash flows from investing activities:
Purchase of investment securities held to
  maturity                                           (502,656)            --
Purchase of investment securities available
  for sale                                         (9,781,740)   (11,199,771)
Purchase of interest-bearing deposits                  (1,139)            --
Maturity or call of investment securities
  available for sale                                1,000,000      3,255,835
Proceeds from sale of investment securities
  available for sale                                1,550,760      4,878,741
Net change in loans                                 1,828,615     (1,768,683)
Proceeds from principal collected on
  investment securities held to maturity            1,182,112      1,181,627
Proceeds from principal collected on investment
  securities available for sale                     6,710,248      2,452,935
Purchase of premises and equipment                    (57,331)       (16,293)
Purchase of real estate acquired by foreclosure            --         (5,361)
Proceeds from sale of real estate acquired
  by foreclosure                                       13,861             --
                                                  -----------    -----------
    Net cash provided by (used in) investing
      activities                                    1,942,730     (1,220,970)


See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                     Six Months Ended
                                                         March 31,
                                                 -------------------------
                                                     1999           1998
                                                 ------------   ----------
Cash flows from financing activities:

Net decrease in interest bearing deposits         (1,180,874)      (838,257)
Increase (decrease) in advance payments by
  borrowers for taxes and insurance                 (156,189)      (120,678)
Cash dividends                                       (97,500)       (97,500)
                                                 -----------     ----------
   Net cash used in financing activities          (1,434,563)    (1,056,435)

Net increase (decrease) in cash and cash
  equivalents                                        681,221     (3,211,115)

Cash and cash equivalents at beginning of
  period                                           5,317,285      6,485,115
                                                 -----------     ----------
Cash and cash equivalents at end of period       $ 5,998,506      3,274,000
                                                 ===========     ==========

Supplemental information on cash payments

   Interest paid on deposits                     $ 1,315,331      1,494,236

Supplemental information on noncash transactions:
  Loans transferred to real estate acquired
    by foreclosure                               $   107,621         88,779


See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Unaudited)


                                                         Three Months                 Six Months
                                                        Ended March 31,             Ended March 31,
                                                 ----------------------------   -----------------------
                                                     1999            1998          1999         1998
                                                 ------------    ------------   ---------    ----------
Net income                                        $  95,094      $ 99,665       $ 158,573    $197,550

Other comprehensive income, before tax:
  Unrealized holding (losses) gains arising
     during the period                             (190,658)       22,659        (212,617)     38,600
  Less reclassification adjustment for gains
     on securities available for sale                27,486        16,832          27,486      27,360
                                                  ---------      --------       ---------    --------
       Total other comprehensive income,
         before tax                                (218,144)        5,827        (240,103)     11,240

Income tax expense (benefit) related to
 other comprehensive income:
  Unrealized holding gain (loss) on available
    for sale securities                             (70,543)        8,384         (78,668)     14,282
  Less reclassification adjustment for gains
    on securities available for sale                 10,170         6,228          10,170      10,123
                                                  ---------      --------       ---------    --------
       Total income tax expense (benefit)
         related to other comprehensive income      (80,713)        2,156         (88,838)      4,159
                                                  ---------      --------       ---------    --------
       Total other comprehensive income (loss),
         net of tax                                (137,431)        3,671        (151,265)      7,081
                                                  ---------      --------       ---------    --------
       Total comprehensive income (loss)          $ (42,337)     $103,336       $   7,308    $204,631
                                                  =========      ========       =========    ========

See accompanying notes to consolidated financial statements

              CFS BANCSHARES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of financial position of the Company and the results of operations for the three month and six month periods ended March 31, 1998 and 1999. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

2. RECLASSIFICATIONS

Certain items in the 1998 consolidated financial statements have been reclassified to conform to current year classifications.

3.  NET INCOME PER SHARE

Presented below is a summary of the components used to calculate diluted earnings per share for the three month and six months ended March 31, 1999 and 1998.


                                                   Three months ended       Six months ended
Diluted earnings per share:                             March 31,               March 31,
                                                     1999       1998         1999      1998
                                                     ----       ----         ----      ----
Weighted average common shares outstanding         120,407      120,407     120,407    120,407
Net effect of the assumed exercise of stock
  options based on the treasury stock method
  using average market price for the quarter        12,000       12,000      12,000     12,000
                                                   -------      -------     -------    -------
Total weighted average common shares and
  potential common stock outstanding               132,407      132,407     132,407    132,407
                                                   =======      =======     =======    =======

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

In June 1998, the FASB issued Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). The standard establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. FAS133 requires that all derivative instruments be recorded in the statement of financial position at fair value; the accounting for gains or losses due to changes in fair value of the derivative instruments depends on whether the derivative instruments qualify as hedging instruments. If a derivative instrument does not qualify as a hedge, the gain or loss is reported in earnings when it occurs. However, if the derivative qualifies as a hedging instrument, the accounting varies based on the type of risk being hedged, and includes either recognizing earnings for changes in fair value each reporting period, or accumulating changes in other comprehensive income and recognizing earnings during the period that the hedged forecasted item impacts earnings. FAS133 becomes effective for financial statements for the first quarter of fiscal years beginning after June 15, 1999. Management is evaluating the impact of FAS 133 on the financial statements of the corporation.

MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL
-------
CFS Bancshares, Inc. ("the Company") a Delaware corporation was organized by Citizens Federal Savings Bank ("the Bank") to be a savings and loan holding company. The Company was formed in January 1998 and on June 30, 1998 acquired all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership. The Company has no significant assets other than the corporate stock of the Bank. For that reason, substantially all of the discussion in this Form 10-QSB relates to the operations of the Bank and its subsidiaries.

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW
--------
Net income for the three months ended March 31, 1999 was $95,094 a decrease of $4,571 or 4.59% when compared to the three months ended March 31, 1998. The decline in net earnings resulted from modest declines in net interest income after provision for loan losses and in other income and a small increase in other expenses. Net income for the six month period ended March 31, 1999 was $158,573 a decrease of $38,977 or 19.73% when compared to the six month period ended March 31, 1998. The decline in earnings resulted from a decrease in other income and an increase in other expense.


NET INTEREST INCOME
-------------------
Net interest income is the difference between the interest and fees earned on loans, securities and other interest earning assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Bank's deposits and FHLB advances are primarily short term in nature and reprice faster than the Bank's interest earning assets, consisting mainly of loans and mortgage backed securities, which generally have longer maturities. The mix of the Bank's interest earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Bank's interest bearing liabilities decreased 20 basis points from 4.15% for the six month period ended March 31, 1998 to 3.95% during the six month period ended March 31, 1999 while the yield on interest earning assets decreased 5 basis points from 7.66% for the six month period ended March 31, 1998 to 7.61% for the comparable period in the current fiscal year. The trends for the three month period ended March 31, 1999 when compared to the three month period ended March 31, 1998 are similar to those for the six month periods as discussed above.

The decrease in the average yield on interest earning assets along with a decline in the average cost of interest bearing liabilities led to a slight increase in net interest income despite a decline in the average balances of interest earning assets and interest bearing liabilities. The Bank's net interest income increased by $2,309 or .15% from $1,522,741 for the six month period ended March 31, 1998 to $1,525,050 for the
six month period in the current fiscal year.   For the three
month period ended March 31, 1999 the Bank's net interest income decreased by $3,724 or .48% when compared to the three month period ended March 31, 1998.


OTHER INCOME
------------
During the three month period ended March 31, 1999 other income decreased from $115,278 for the three month period ended March 31, 1998 to $109,110 for the comparable period in the current fiscal year. The decrease resulted from declines in service charges on deposits of $19,044 which was partially offset by an increase in gain on sale of securities of $10,654 when comparing the three months ended March 31, 1999 to the comparable period in the prior fiscal year. Other income decreased $11,128 or 4.57% during the six month period ended March 31, 1999 when compared to the same period in the prior fiscal year. The decline is primarily the result of a decrease in services charges on deposit accounts of $9,018 or 4.70% when comparing the six months ended March 31, 1999 to the six month period ended March 31, 1998.

OTHER EXPENSE
-------------
During the three month period ended March 31, 1999 the Bank's other expense increased by .78% or $5,709 from $732,721 for the three month period ended March 31, 1998 to $738,430 for the comparable period in the current year. Salaries and employee benefits, depreciation expense and advertising expense increased by $16,876, $7,373 and $6,393 respectively when comparing the three months ended March 31, 1998 to the three month period ended March 31, 1999. The increase in salaries and employee benefits resulted from a changes in recording expense associated with the Citizens Federal Savings Bank ESOP in accordance with the AICPA's SOP 96-3, in the way payments and accruals for the Bank's biweekly payroll and employee benefits are recorded and from the hiring of one additional staff person when comparing the three months ended March 31, 1999 to the same period in the prior fiscal year. The increases described above were partially offset by a decline in other expense of $22,084 from $114,997 for the three months ended March 31, 1998 to $92,913 for the three month period in the current fiscal year. During March 1998 the Bank charged off a $25,000 investment in a small business investment corporation. There was no such charge during the current fiscal period.

Total other expense increased by $46,784 or 3.21% from $1,457,651 for the six month period ended March 31, 1998 to $1,504,435 for the comparable period in the current fiscal year. Salaries and employee benefits, data processing expense and advertising expense increased by $73,243, $23,731 and 16,822, respectively when comparing the six month period ended March 31, 1999 to the comparable period in the prior fiscal year. The increase in salaries and employee benefits is described in the prior paragraph. Effective June 16, 1998 the Bank began using the services of a third party processor to handle the item processing and statement rendering for all of the Bank's checking accounts. The expense associated with that service is the primary reason for the increase in data processing expense between the six month period ended March 31, 1998 when compared to the six month period in the current fiscal year.

REVIEW OF FINANCIAL CONDITION
-----------------------------
Significant factors affecting the Bank's financial condition from September 30, 1998 to March 31, 1999 detailed below:

ASSETS
------
Total assets decreased $1,674,166 or 1.82% from $92,166,042 at September 30, 1998 to $90,491,876 at March 31, 1999. The
decline is primarily attributable to a decline in the Bank's deposits and other liabilities and was funded primarily by a decrease in the Bank's loan portfolio of $1,936,236. During the six month period ended March 31, 1999 the Bank has experienced a significant amount of prepayments in the loan portfolio, particularly in purchased loans serviced by others, and to date has not been successful in generating enough new loans to offset the prepayments.

LIABILITIES
-----------
Total liabilities decreased $1,610,554 or 1.91% between September 30, 1998 and March 31, 1999. The decrease resulted from a decline in the Bank's interest bearing deposits of $1,202,074 from $73,892,189 at September 30, 1998 to $72,690,115 at March 31, 1999. The decline in deposits is attributable to a large withdrawal by an institutional customer of the Bank and by seasonal withdrawals of transaction accounts. Interest bearing deposits increased by $198,129 between December 31, 1998 and March 31, 1999 as transaction accounts increased modestly.

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

At March 31, 1999 the Bank had $1,048,200 in assets classified as substandard including real estate acquired by foreclosure of $157,496, no assets classified as doubtful and $235,872 in assets classified as loss. A specific loan loss reserve has been established for all loans classified as a loss. At September 30, 1998 the Bank had $733,881 in assets classified as substandard including real estate acquired by foreclosure of $59,634, no assets classified as doubtful and $225,439 in assets classified as loss. The increase in assets classified as substandard include an increase in real estate acquired by foreclosure of $97,862 and the classification of a land development loan in the amount of $198,511 which was more than 90 days past due at March 31, 1999. The borrower made the past due payments and brought the loan to a current status prior to the filing of the March 31, 1999 10-QSB.

The allowance for loan losses was $499,119 at March 31, 1999. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be made as circumstances warrant.

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

At March 31, 1999 the Bank satisfied all regulatory requirements. The Bank's compliance with the current standards is as follows:


                                                          For  capital              Well
                                       Actual           adequacy purposes        capitalized
                                  ----------------      ------------------    ---------------
                                  Amount     Ratio      Amount       Ratio    Amount    Ratio
                                  ------     -----      ------       -----    ------    -----
Total capital
(to risk weighted assets)        $8,026,313   17.98%    3,572,160     8.00%   4,465,200  10.00%
Tier I capital
(to risk weighted assets)        $7,888,103   17.67%    1,786,080     4.00%   2,679,120   6.00%
Tier I capital
(to average assets)              $7,888,103    8.64%    3,651,158     4.00%   4,563,948   5.00%


Reconciliation of capital:              Risk Weighted        Tier I Capital
                                           Capital

Total stockholders' equity (GAAP)       $7,744,440             $7,744,440
Unrealized gain on securities - AFS        143,663                143,663
Allowance for loan losses                  263,246                     --
Equity investments                        (125,036)
 Total                                  $8,026,313             $7,888,103


            CFS BANCSHARES, INC. AND SUBSIDIARY

                 PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Bank is defending various lawsuits and claims. In the opinion of management the ultimate disposition of these matters will not have a significant effect on the financial position of the Bank.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule for the quarter ended
                  March 31, 1999

            CFS BANCSHARES, INC. AND SUBSIDIARY

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CFS BANCSHARES, INC.
                            (Registrant)

Date: May 12, 1999       /s/ Bunny Stokes, Jr.
                         -------------------------------------
                         Bunny Stokes, Jr.
                         Chairman/CEO
                         (principal executive officer)


Date: May 12, 1999       /s/ W. Kent McGriff
                         ------------------------------------
                         W. Kent McGriff
                         Executive Vice President
                         (principal financial and accounting
                         officer)