Form 10QSB
period 1999-06-30
CFS BANCSHARES INC
filed 1999-08-16
CIK 1065215

            SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C.  20549
________________________________________________________________

                         Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

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

       Number of shares outstanding of common stock
                     as of June 30, 1999

$0.01 par value common stock               130,000 shares
----------------------------               -----------------
          Class                              Outstanding

             CFS BANCSHARES, INC. AND SUBSIDIARY



                    TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION:                        PAGE No.


Consolidated Balance Sheets at June 30, 1999
and September 30, 1998 (unaudited)                       -3-

Consolidated Statements of Operations for the
Three and Nine Months Ended June 30, 1999
1998 (unaudited)                                         -4-

Consolidated Statements of Cash Flows for the
Nine Months Ended June 30, 1999 and 1998
(unaudited)                                              -6-

Consolidated Statements of Comprehensive Income
for the Nine Months ended June 30, 1999
and 1998 (unaudited)                                     -8-

Notes to Consolidated Financial Statements               -9-

Management's Discussion and Analysis of Financial
Condition and Results of Operations                     -11-

PART II - OTHER INFORMATION                             -16-

SIGNATURES                                              -17-

EXHIBITS

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                                   June 30,     September 30,
                                                     1999           1998
                                                 ------------   ------------
                ASSETS
                ------
Cash and amounts due from depository
  institutions                                   $ 2,969,744      $ 3,392,435
Federal funds sold and overnight deposits          2,377,323        1,924,850
                                                 -----------      -----------
    Total cash and cash equivalents                5,347,067        5,317,285

Interest bearing deposits                            160,654          159,515
Investment securities held to maturity
  (fair value of $6,427,610 and $6,406,439,
  respectively)                                    6,385,047        6,338,130
Investment securities available for sale,
  at fair value (cost of $31,947,582 and
  $29,110,589, respectively)                      31,189,030       29,122,737
Federal Home Loan Bank stock                         524,700          670,000
Loans receivable, net of allowances               43,680,543       45,413,484
Premises and equipment, net                        3,934,870        4,030,996
Real estate acquired by foreclosure                   70,998           59,634
Accrued interest receivable on investment
  securities                                         149,941           71,252
Accrued interest receivable on mortgage-
  backed securities                                  135,737          217,817
Accrued interest receivable on loans                 323,731          352,244
Other assets                                         694,720          412,948
                                                 -----------      -----------
    Total assets                                 $92,597,038       92,166,042
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing deposits                        $74,955,560      $73,892,189
Advance payments by borrowers for taxes
  and insurance                                      215,141          300,648
Other liabilities                                    497,794          719,682
Employee Stock Ownership Plan debt                    72,000          145,471
FHLB advances                                      9,200,000        9,200,000
                                                 -----------      -----------
    Total Liabilities                             84,940,495       84,257,990

Stockholders' Equity:
Common stock                                         130,000          130,000
Additional paid-in-capital                         1,179,608        1,167,160
Retained earnings                                  6,899,495        6,732,461
Accumulated other comprehensive income (loss)       (485,474)           7,602
Unearned common stock held by ESOP                   (67,086)        (129,171)
                                                 -----------      -----------
    Total Stockholders' Equity                     7,656,543        7,908,052
                                                 -----------      -----------
      Total liabilities and stockholders'
        equity                                   $92,597,038      $92,166,042
                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                         Three Months                 Nine Months
                                                         Ended June 30,              Ended June 30,
                                                 ----------------------------   -----------------------
                                                     1999            1998          1999         1998
                                                 ------------    ------------   ---------    ----------
INTEREST INCOME:
Interest and fees on loans                       $  966,574      $1,001,590     $3,015,713   $2,952,183
Interest and dividend income on
  investment securities                              94,631          97,402        193,111      400,942
Interest income on mortgage-backed
    securities                                      459,541         469,972      1,415,473    1,446,333
Other interest income                                23,212          34,154         71,191       99,156
                                                 ----------      ----------     ----------   ----------
Total interest income                             1,543,958       1,603,118      4,695,489    4,898,614

Interest on deposits                                671,398         723,110      2,032,724    2,220,315
Interest on FHLB advances                           130,034         140,167        395,189      415,717
                                                 ----------      ----------     ----------   ----------
Total interest expense                              801,432         863,277      2,427,913    2,636,032

    Net interest income                             742,526         739,841      2,267,575    2,262,582
Provision for loan losses                                --              --             --           --
                                                 ----------      ----------     ----------   ----------
    Net interest income after provision
      for loan losses                               742,526         739,841      2,267,575    2,262,582

OTHER INCOME:
Service charges on deposits                         111,923          96,513       294,609       288,217
Gain (loss) on sale of assets                         5,616            (887)       10,140         9,398
Gain on sale of securities                               --              --        27,486        27,360
Other                                                 7,101           7,652        24,859        21,309
                                                 ----------      ----------     ----------   ----------
    Total Other Income                              124,640         103,278       357,094       346,284

EXPENSES:
Salaries and employee benefits                      329,673         339,113     1,011,545       948,754
Net occupancy expense                                27,390          25,384        86,185        90,350
Federal insurance premium                            24,859          25,412        74,028        75,403
Data processing expenses                             53,483          88,185       184,851       195,822
Professional services                                20,344          47,650       138,951       174,459
Depreciation and amortization                        76,311          72,544       223,557       206,576
Advertizing expense                                  55,395          28,644       138,972        95,399
Office supplies                                      21,434          12,207        56,510        50,357
Insurance expense                                    14,963          14,858        44,680        45,651
Other                                                84,061          86,852       252,056       315,729
                                                 ----------      ----------    ----------    ----------
    Total other expense                             707,913         740,849     2,211,335     2,198,500
                                                 ----------      ----------    ----------    ----------
Income before income taxes                          159,252         102,270       413,334       410,366
Income tax expense                                   54,304          36,610       148,801       147,732
                                                 ----------      ----------    ----------    ----------
Net income                                       $  104,948      $   65,660    $  264,534    $  262,634
                                                 ==========      ==========    ==========    ==========

See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                                         Three Months                Nine Months
                                                         Ended June 30,             Ended June 30,
                                                 ----------------------------   -----------------------
                                                     1999            1998          1999         1998
                                                 ------------    ------------   ---------    ----------
Basic earnings per common share                   $   0.88        $   0.51      $   2.21      $   2.02
                                                  ========        ========      ========      ========
Basic average shares outstanding                   119,695         130,000       119,695       130,000
                                                  ========        ========      ========      ========
Diluted earnings per common share                 $   0.77        $   0.50      $   1.94      $   1.98
                                                  ========        ========      ========      ========
Diluted average shares outstanding                 136,055         132,407       136,055       132,407
                                                  ========        ========      ========      ========
Dividends declared and paid per
   common share                                   $     --        $     --      $   0.75      $   0.75
                                                  ========        ========      ========      ========

See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                     Nine Months Ended
                                                          June 30,
                                                 ---------------------------
                                                     1999           1998
                                                 ------------   ------------
Cash flows from operating activities:
Net income                                       $    264,534    $   262,634
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                       223,557        206,576
  Compensation expense recognized on ESOP
     allocation                                         1,062             --
  Net amortization of premium on investment
    securities                                        103,968         54,595
  (Gain) loss on sale or call of investment
    securities available for sale                     (27,486)       (27,360)
  Gain on sale of real estate acquired by
    foreclosure                                        (9,070)         4,243
  Charge off of investment securities held to
    maturity                                               --         25,000
  Decrease in deferred gain on sale of REO             (1,876)            --
  Decrease in accrued interest receivable              31,904         37,766
  Increase in other assets                             (4,418)       (40,037)
  Increase (decrease) in accrued interest on
    deposits                                           48,711        (41,128)
  Decrease in other liabilities                      (220,012)      (547,049)
                                                  -----------    -----------
Net cash provided by (used in) operating
  activities                                          410,874        (64,760)

Cash flows from investing activities:
Purchase of investment securities held to
  maturity                                         (1,456,542)            --
Purchase of investment securities available
  for sale                                        (14,725,949)   (12,236,122)
Purchase of interest-bearing deposits                  (1,139)            --
Maturity or call of investment securities
  available for sale                                1,000,000      4,463,440
Proceeds from sale of investment securities
  available for sale                                1,550,760      4,878,741
Net change in loans                                 1,609,547     (3,354,877)
Proceeds from principal collected on
  investment securities held to maturity            1,391,669      1,808,847
Proceeds from principal collected on investment
  securities available for sale                     9,279,940      4,841,193
Redemption (purchase) of FHLB stock                   145,300       (210,000)
Purchase of premises and equipment                   (127,431)       (30,270)
Improvements to real estate acquired by
  foreclosure                                              --           (399)
Proceeds from sale of real estate acquired
  by foreclosure                                      121,100         72,478
                                                  -----------    -----------
    Net cash provided by (used in) investing
      activities                                   (1,212,745)       233,031


See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                     1999           1998
                                                 ------------   ----------
Cash flows from financing activities:

Net decrease in interest bearing deposits          1,014,660     (1,022,355)
Increase in FHLB advances                                 --       4,200,000
Decrease in advance payments by
  borrowers for taxes and insurance                  (85,507)       (78,425)
Cash dividends                                       (97,500)       (97,500)
                                                 -----------     ----------
   Net cash used in financing activities             831,653      3,001,720

Net increase in cash and cash equivalents             29,782      3,169,991

Cash and cash equivalents at beginning of
  period                                           5,317,285      6,485,115
                                                 -----------     ----------
Cash and cash equivalents at end of period       $ 5,347,067      9,655,106
                                                 ===========     ==========

Supplemental information on cash payments

   Interest paid on deposits                     $ 1,984,013      2,113,016
   Taxes paid                                    $        --         75,000

Supplemental information on noncash transactions:
  Loans transferred to real estate acquired
    by foreclosure                               $   123,394         88,779


See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Unaudited)


                                                         Three Months                Nine Months
                                                         Ended June 30,             Ended June 30,
                                                 ----------------------------   -----------------------
                                                     1999            1998          1999         1998
                                                 ------------    ------------   ---------    ----------
Net income                                        $ 104,948      $ 65,660       $ 264,534    $262,634

Other comprehensive income, before tax:
  Unrealized holding (losses) gains arising
     during the period                             (567,894)      (10,511)       (770,700)    (13,768)
  Less reclassification adjustment for gains
     on securities available for sale                    --            --          27,486      27,360
                                                  ---------      --------       ---------    --------
       Total other comprehensive income,
         before tax                                (567,894)      (10,511)       (798,186)    (41,128)

Income tax expense (benefit) related to
 other comprehensive income:
  Unrealized holding gain (loss) on available
    for sale securities                            (193,648)       (3,763)       (277,453)     (4,956)
  Less reclassification adjustment for gains
    on securities available for sale                     --            --          10,170      10,123
                                                  ---------      --------       ---------    --------
       Total income tax expense (benefit)
         related to other comprehensive income     (193,648)       (3,763)       (267,283)      5,167
                                                  ---------      --------       ---------    --------
       Total other comprehensive income (loss),
         net of tax                                (374,246)       (6,748)       (530,903)    (46,295)
                                                  ---------      --------       ---------    --------
       Total comprehensive income (loss)          $(269,298)     $ 58,912       $(266,369)   $216,339
                                                  =========      ========       =========    ========

See accompanying notes to consolidated financial statements

              CFS BANCSHARES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of financial position of the Company and the results of operations for the three month and nine month periods ended June 30, 1999 and 1998. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

2.  RECLASSIFICATIONS

    Certain items in the 1998 consolidated financial statements have been reclassified to conform to current year classifications.

3.  NET INCOME PER SHARE

    Presented below is a summary of the components used to calculate diluted earnings per share for the three month and nine months ended June 30, 1999 and 1998.

                                          Three months         Nine months
                                          ended June 30,       ended June 30,
                                         1999        1998     1999       1998
                                         ----        ----     ----       ----
Diluted earnings per share:              $  0.77    $  0.50   $  1.94   $  1.98

Weighted average common shares
  outstanding                            124,055    120,407   124,055   120,407
Net effect of the assumed exercise of
  stock options based on the treasury
  stock method using average market
  price for the quarter                   12,000     12,000    12,000    12,000
                                         -------    -------   -------   -------
    Total weighted average common shares
     and potential common stock
     outstanding                         136,055    132,407   136,055   132,407
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

In June 1998, the FASB issued Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). The standard establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. FAS133 requires that all derivative instruments be recorded in the statement of financial position at fair value; the accounting for gains or losses due to changes in fair value of the derivative instruments depends on whether the derivative instruments qualify as hedging instruments. If a derivative instrument does not qualify as a hedge, the gain or loss is reported in earnings when it occurs. However, if the derivative qualifies as a hedging instrument, the accounting varies based on the type of risk being hedged, and includes either recognizing earnings for changes in fair value each reporting period, or accumulating changes in other comprehensive income and recognizing earnings during the period that the hedged forecasted item impacts earnings. With the issuance of FAS 137 Accounting for Derivative Instruments and Hedging
Activities   Deferral of Effective Date of FAS 133, the
effective date for FAS133 becomes the first quarter of fiscal years beginning after June 15, 1999. Management is evaluating the impact of FAS 133 on the financial statements of the corporation.

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

CFS Bancshares, Inc. ("the Company") was organized by Citizens Federal Savings Bank (Citizens Federal or the Bank) to be a savings and loan holding company. The Company was organized at the direction of the Bank in January 1998 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank in to the holding company form of ownership, which was completed on June 30, 1998. The Company's stock became registered under the Securities Act of 1933 on June 30, 1998. The Company has no significant assets other than the corporate stock of the Bank. For that reason the discussion below relates to the operations of the Bank.

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW
--------
Net income for the three months ended June 30, 1999 was $104,948 an increase of $39,288 or 59.84% when compared to the three months ended June 30, 1998. The increase in net earnings resulted from an increase in other income and a decrease in other expenses. Net income for the nine month period ended June 30, 1999 was $264,534 an increase of $1,900 when compared to the nine month period ended June 30, 1998.

NET INTEREST INCOME
-------------------
Net interest income is the difference between the interest and fees earned on loans, securities and other interest earning assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Bank's deposits and FHLB advances are primarily short term in nature and reprice faster than the Bank's interest earning assets, consisting mainly of loans and mortgage backed securities, which generally have longer maturities. The mix of the Bank's interest earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Bank's interest bearing liabilities decreased 21 basis points from 4.12% for the nine month period ended June 30, 1998 to 3.91% during the nine month period ended June 30, 1999 while the yield on interest earning assets decreased 16 basis points from 7.70% for the nine month period ended June 30, 1998 to 7.54% for the comparable period in the current fiscal year. The trends for the three month period ended June 30, 1999 when compared to the three month period ended June 30, 1998 are similar to those for the nine month periods as discussed above.

The decrease in the average yield on interest earning assets along with a decline in the average cost of interest bearing liabilities led to a slight increase in net interest income.
The Bank's net interest income increased by $4,993 or .22% from $2,262,582 for the nine month period ended June 30, 1998 to $2,267,575 for the nine month period in the current fiscal year. For the three month period ended June 30, 1999 the Bank's net interest income increased by $2,685 or .36% when compared to the three month period ended June 30, 1998.

OTHER INCOME
------------
During the three month period ended June 30, 1999 other income increased from $103,278 for the three month period ended June 30, 1998 to $124,640 for the comparable period in the current fiscal year. The increase resulted from an increase in service charges on deposits of $15,410 and by an increase in gain on sale of assets of $6,503 when comparing the three months ended June 30, 1999 to the comparable period in the prior fiscal year. Other income increased $10,810 or

3.12% during the nine month period ended June 30, 1999 when compared to the same period in the prior fiscal year. The increase is primarily the result of an increase in services charges on deposit accounts of $6,392 or 2.22% when comparing the nine months ended June 30, 1999 to the nine month period ended June 30, 1998.

OTHER EXPENSE
-------------
During the three month period ended June 30, 1999 the Bank's other expense decreased by 4.45% or $32,937 from $740,849 for the three month period ended June 30, 1998 to $707,912 for the comparable period in the current year. Salaries and employee benefits, data processing expense and professional services decreased by $9,440, $34,702 and $27,306 respectively when comparing the three months ended June 30, 1998 to the three month period ended June 30, 1999. The decrease in data processing expense relates to higher than normal expenses being incurred during the three months ended June 30, 1998 as the Bank changed data processing systems. The decline in professional services is primarily related to decreases in legal, accounting and other professional services related to a corporate restructuring which took place during the three month period ended June 30, 1998. The decreases described above were partially offset by increases in advertising expense and office supplies of $26,751 and $9,227, respectively when comparing the three months ended June 30, 1998 to the three month period in the current fiscal year.

Total other expense increased by $12,835 or .58% from $2,198,500 for the nine month period ended June 30, 1998 to $2,211,335 for the comparable period in the current fiscal year. Salaries and employee benefits, depreciation expense, advertising expense, and office supplies increased by $62,791,$16,981, $43,573 and $6,153, respectively when comparing the nine month period ended June 30, 1999 to the same period in the prior fiscal year. The increase in salaries and employee benefits relate to the hiring of additional staff and adjustments in how the Bank recognizes expense associated with ESOP plan when comparing the nine months ended June 30, 1999 to the nine months ended June 30, 1998. The increase in advertising expense is the result of increases in the amount and types of advertising being done in the current fiscal year when compared to the same period in the year ended June 30, 1998. The increases described above were offset by decreases in data processing expense, professional services and other expense of $10,971, $35,508, and $63,673 when comparing the nine months ended June 30, 1999 to the same period in the prior fiscal year. The decreases in data processing expense and professional services are described in the preceding paragraph related to the three months ended June 30, 1999. The decrease in other expense relates to decreases in the amount of bad checks written off and from a one time charge off of a $25,000 investment in a small business investment corporation during the nine month period ended June 30, 1998.

REVIEW OF FINANCIAL CONDITION
-----------------------------
Significant factors affecting the Bank's financial condition from September 30, 1998 to June 30, 1999 are detailed below:

ASSETS
------
Total assets increased $430,996 or .47% from $92,166,042 at September 30, 1998 to $92,597,038 at June 30, 1999. The
increase is primarily attributable to an increase in the Bank's deposits. During the nine month period ended June 30, 1999 the Bank has experienced a significant amount of prepayments in the loan portfolio, particularly in purchased loans serviced by others, and to date has not been successful in generating enough new loans to offset the prepayments. As a result the Bank's net loans receivable decreased by $1,732,941 from $45,413,484 at September 30, 1998 to $43,680,543 at June 30,
1999. The excess funds generated by net loan reductions and the increase in deposits was used to primarily to purchase investment securities available for sale.

LIABILITIES
-----------
Total liabilities increased $682,505 or .81% between September 30, 1998 and June 30, 1999. The increase resulted from an increase in the Bank's interest bearing deposits of $1,063,371 from $73,892,189 at September 30, 1998 to $74,955,560 at June
30, 1999. The increase in deposits included modest increases in checking accounts, savings accounts and certificates of deposit.

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

At June 30, 1999 the Bank had $672,021.98 in assets classified as substandard including real estate acquired by foreclosure of $70,998 no assets classified as doubtful and $238,483 in assets classified as loss. A specific loan loss reserve has been established for all loans classified as a loss. At September 30, 1998 the Bank had $733,881 in assets classified as substandard including real estate acquired by foreclosure of $59,634, no assets classified as doubtful and $225,439 in assets classified as loss.

The allowance for loan losses (including specific loss reserves) was $498,254 at June 30, 1999. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be made as circumstances warrant.

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

YEAR 2000 READINESS DISCLOSURE
------------------------------
The Bank is a user of computers, computer software and equipment utilizing embedded microprocessors that are affected by the year 2000 issue. The year 2000 issue exists because many computer systems and applications use two digit date fields to designate a year. As the century date change occurs, date sensitive systems may recognize the year 2000 as 1900, or not at all. The inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.

The Bank has prepared an action plan to evaluate our computer systems, software products and vendor services for year 2000 compliance. The Bank's plan consists of the following:
       PROBLEM AWARENESS - The Bank is aware of the problems that could potentially arise from year 2000 problems and has analyzed internal systems as well as services provided by third parties. Educational initiatives with regard to customer awareness will continue into 2000. ASSESSMENT PHASE - The Bank has inventoried technology assets and contacted third party vendors and service providers to assess exposure to year 2000 problems. The Bank's third party data processing arrangement has been identified as the mission critical system for the Bank. RENOVATION PHASE - Hardware and software which was identified during the assessment phase as not being year 2000 compliant has been upgraded or replaced. A third party processor provides the Bank's data processing and testing was done between the Bank and the processor during September 1998 and again in March 1999. Based on the results from testing the mission critical third party data processing system will be ready for year 2000 processing.
       VALIDATION - The Bank's internal systems as well as the third party processor which provides the Bank's primary data processing requirements have been tested for year 2000 compliance. In addition to the testing conducted by the Bank with the third party processor, over 100 other users of the system have also conducted tests and will be doing additional testing for year 2000 readiness. The Bank has received certifications from non-critical vendors and service providers and will rely on those where complete testing is not possible.
       IMPLEMENTATION - Replacement of non-compliant technology at the institution is complete and all replacement hardware and software has been tested.

Based on the results of tests, reviews and analysis done to date the Bank expects to be able to operate in a normal fashion before, during and through the year 2000 period. While working to ensure that the Bank's primary objective of conducting business as usual there can be no guarantee that there will not be disruptions related to the year 2000.

A failure of the Bank's data processing system would be a likely worst case year 2000 scenario. Under such conditions the Bank would operate in a manual mode relying on printed trial balance reports from December 30, 1999 and/or December 31, 1999 as a base record during the time the problems with the system were being corrected. The Bank's management is in the process of reviewing appropriate cash and liquidity levels and finalizing contingency plan procedures as the year 2000 approaches.

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

At June 30, 1999 the Bank satisfied all regulatory requirements.
The Bank's compliance with the current standards is as follows:

                                                          For  capital              Well
                                       Actual           adequacy purposes        capitalized
                                  ----------------      ------------------    ---------------
                                  Amount     Ratio      Amount       Ratio    Amount    Ratio
                                  ------     -----      ------       -----    ------    -----
Total capital
(to risk weighted assets)        $8,178,103   18.07%   $3,620,012     8.00%  $4,525,015  10.00%
Tier I capital
(to risk weighted assets)        $8,042,017   17.77%   $1,810,006     4.00%  $2,715,009   6.00%
Tier I capital
(to average assets)              $8,042,017    8.71%   $3,695,262     4.00%  $4,619,077   5.00%

Reconciliation of capital:              Risk Weighted        Tier I Capital
                                           Capital
Total stockholders' equity (GAAP)       $7,556,543             $7,556,543
Unrealized loss on securities - AFS        485,474                485,474
Allowance for loan losses                  259,771                     --
Equity investments                        (123,685)
 Total                                  $8,178,103             $8,042,017


INFORMATION ABOUT FORWARD-LOOKING STATEMENTS
--------------------------------------------
Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company, the Bank or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-QSB. If any of these assumptions or opinions prove incorrect, any forward-looking statement made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

              CFS BANCSHARES, INC. AND SUBSIDIARY

                    PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is not currently a party to any outstanding lawsuits or claims. The Bank is defending various lawsuits and claims. In the opinion of management the ultimate disposition of these matters will not have a significant effect on the financial position of the Bank.

ITEM 2: CHANGE IN SECURITIES

None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

Not Applicable


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5: OTHER INFORMATION:

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27.  Financial Data Schedule

        No report on Form 8-K were filed during the quarter ended June 30, 1999.

            CFS BANCSHARES, INC. AND SUBSIDIARY

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CFS BANCSHARES, INC.
                            (Registrant)

Date: August 13, 1999    /s/ Bunny Stokes, Jr.
                         -------------------------------------
                         Bunny Stokes, Jr.
                         Chairman/CEO
                         (principal executive officer)


Date: August 13, 1999    /s/ W. Kent McGriff
                         ------------------------------------
                         W. Kent McGriff
                         Executive Vice President
                         (principal financial and accounting
                         officer)