Form 10KSB40
period 1999-09-30
CFS BANCSHARES INC
filed 1999-12-29
CIK 1065215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ___________________

                        Commission File Number. 0-24625


                             CFS BANCSHARES, INC.
                 --------------------------------------------
                (Name of small business issuer in its charter)

                           Delaware                                             63-0367958
----------------------------------------------------------------    -----------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

1700 Third Avenue North, Birmingham, Alabama                                                    35203
--------------------------------------------------------------------------------------------------------
  (Address of principal executive offices)                                                    (Zip Code)

      Registrant's telephone number, including area code:  (205) 328-2041
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  X. NO   .
           ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     State issuer's revenues for its most recent fiscal year:  $6,793,380

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware (25 shares at $18.50 per share during June, 1999), was approximately $804,269 as of December 10, 1999. Solely for the purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

     As of December 10, 1999, there were issued and outstanding 130,000 shares of the registrant's common stock, of which 85,526 shares were held by affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999. (Parts I and II)
     2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Description of Business
--------------------------------

General

     The Company. CFS Bancshares, Inc. ("the Company"), a Delaware corporation, was organized by Citizens Federal Savings Bank ("Citizens Federal" or the "Bank") to be a savings and loan holding company. The Company was organized at the direction of the Bank in January 1998 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership (the "Reorganization"), which was completed on June 30, 1998. The company's stock, par value $1.00 per share (the "Common Stock") became registered under the Securities Exchange Act of 1934 on June 30, 1998. The Company has no significant assets other than the corporate stock of the Bank. For that reason, substantially all of the discussion in this Form 10-KSB relates to the operations of the Bank and its subsidiaries.

     The executive offices of the Company are located at 1700 Third Avenue North, Birmingham, Alabama. The telephone number is (205) 328-2041.

     Citizens Federal Savings Bank. Citizens Federal was chartered by the Federal Home Loan Bank Board, predecessor to the Office of Thrift Supervision ("OTS"), in September 1956. Since its organization it has been a member of the Federal Home Loan Bank System ("FHLBS"). The Bank's savings accounts are insured up to the applicable limits by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). On March 28, 1983, the Bank's charter was restated when it converted from a federal mutual savings and loan association to a federal capital stock association through the sale and issuance of 130,000 shares of common stock. On October 10, 1983 the Bank converted from a federal stock savings and loan association to a federal stock savings bank and on June 30, 1998 became the wholly owned subsidiary of the Company. The Bank is subject to supervision and regulation by the OTS and the FDIC.

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

     The Bank's primary business is the promotion of thrift through the solicitation of savings accounts from its depositors and the general public, and the promotion of home ownership through the granting of mortgage loans, principally to finance the purchase and/or construction of residential dwellings located within its principal lending area in Jefferson and Greene Counties, Alabama. The real estate market in the Birmingham, Alabama area has been relatively strong in recent years. The

Bank has also been active in using excess funds to purchase mortgage-backed securities during periods of reduced loan demand.

Recent Banking Legislation

     On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. The Act calls for the modernization of the banking system and could have far-reaching effects on the financial services industry and the Company's and the Bank's operations. For additional information on the provisions of this legislation, see "Regulation of the Bank -- Recently Enacted Legislation."

Market Area

     The Bank considers Jefferson County in the Birmingham, Alabama Metropolitan area and Greene County, to be its primary market areas for savings and mortgage loans, although it also makes loans in surrounding counties from time to time. As of September 30, 1999, there were approximately three savings institutions and 18 commercial banks located in its primary market area with total assets of $126 billion. The Company's assets at September 30, 1999 totaled $96 million.

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


  Change in                                 At September 30, 1999
Interest Rate    Board Limit                ---------------------
(Basis Points)    % Change     $ Amount     $ Change     % Change
--------------    --------     --------     --------     --------
                               (Dollars in Thousands)
     +300            -70       $  9,509     $ (3,726)       -28%
     +200            -50         11,070       (2,165)       -16
     +100            -25         12,298         (937)        -7
        0             --         13,235           --         --
     -100            -25         14,069          834          6
     -200            -50         14,519        1,284         10
     -300            -70         14,463        1,228          8

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

     The OTS rule will not become effective until the OTS adopts the process by which banks may appeal an interest rate risk deduction determination. However, if the Bank had been subject to the interest rate risk capital component at September 30, 1999, no risk-based capital deduction would have been required as the Bank had a "normal" level of interest rate risk.

     The Bank's goal is to continue to monitor and minimize volatility in the net interest margin by taking an active role in managing the level, mix, and maturities of assets and liabilities.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage ("ARM") loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. The primary assumptions used in determining the Bank's interest rate risk exposure are prepayment rate estimates for loans and mortgage backed securities obtained from the OTS "Asset and Liability Price Tables" as of September 30, 1999 and passbook decay rates determined by the Bank from a core deposit analysis.

Lending Activities

     General. The principal lending activity of Citizens Federal has historically consisted of the origination of conventional loans (loans that are neither insured nor partially guaranteed by government agencies) on single-family residential properties. The Bank, to a much lesser degree, also originates conventional loans on multiple-unit dwellings and on nonresidential properties. The remainder of the Bank's loan portfolio consists of consumer loans, commercial loans and loans secured by savings accounts. The Bank makes loans primarily in Jefferson and Greene Counties and to a lesser extent in surrounding counties in the State of Alabama. The Bank originates loans primarily for its own portfolio. During periods of reduced loan demand the Bank has used excess funds to purchase loans from other lenders.

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

     Loans to One Borrower Limitations. Under federal regulations, the Bank's loans-to-one-borrower limit is generally the greater of 15% of the unimpaired capital and surplus of the Bank or $500,000. Loans and extensions of credit fully secured by readily marketable collateral (as defined by regulation) may comprise an additional 10% of unimpaired capital and surplus.

     At September 30, 1999, the maximum amount the Bank was permitted to lend to one borrower was $1,239,760. At that date, the Bank's largest loan-to-one-borrower was $777,769, which was secured by a non-residential property located in the Bank's primary market area.

     Loan Portfolio Composition. Set forth below is selected data relating to the composition of the Bank's loan portfolio on the dates indicated:


                                                                  At September 30,
                                                 ----------------------------------------------------
                                                         1999                            1998
                                                 --------------------          ----------------------
                                                 Amount            %           Amount              %
                                                 ------           ---          ------             ---
Type of Loan:
Real Estate:
  Insured or guaranteed  mortgage loans......  $        --          --%      $    50,530          .11%
  Conventional loans on existing properties..   43,392,722       94.53        44,283,512        94.12
Loans for other purposes (share loans,
 home improvement loans, commercial
 loans and consumer loans)...................    2,511,484        5.47         2,713,645         5.77
                                               -----------      ------       -----------       ------
     Total loans.............................  $45,904,206      100.00%      $47,047,687       100.00%
                                               ===========      ======       ===========       ======

Type of Security:
  Residential:
   Single family.............................  $29,353,617       63.95%      $32,599,150        69.29%
   Other dwelling units......................      942,201        2.05           176,182          .37
  Non-residential............................   14,039,105       30.58        11,558,710        24.57
  Savings accounts...........................      856,566        1.87           950,701         2.02
  Other......................................      712,717        1.55         1,762,944         3.75
                                               -----------      ------       -----------       ------
     Total loans.............................  $45,904,206      100.00%      $47,047,687       100.00%
                                               ===========      ======       ===========       ======

     Residential Real Estate Lending. Citizens Federal has concentrated its lending activities on the origination of conventional first mortgage loans for the purchase or refinancing of both new and existing one-to four- family residential property. These loans have been made on primarily a fixed term, fixed rate basis. The Bank also offers adjustable rate loans with terms of up to 30 years, but to date has not originated a significant amount of ARM loans. The Bank originated $2,569,057 in residential mortgage loans during the year ended September 30, 1999, all of which were fixed rate loans. Purchased adjustable rate mortgage loans in the Bank's loan portfolio amounted to 7.68% of the total loan portfolio at September 30, 1999.

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

     The application process for non-residential real estate loans includes the same procedures which are required for other mortgage loans. Total loans originated by the Bank on nonresidential real estate during the 1999 fiscal year amounted to $3,333,425, which were secured by churches and commercial property.

     Nonresidential real estate lending may entail significant additional risks compared to residential mortgage lending. The loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent, to adverse conditions in the real estate market or in the economy generally.

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

     The Bank's consumer and commercial loan originations totaled $951,169 for the year ended September 30, 1999. As of September 30, 1999, consumer loans constituted approximately 3.49% of the Bank's total loan portfolio.

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

     The Bank's loan portfolio consists of loans originated by the Bank and purchased whole loans.

     Set forth below is a table showing the Bank's loan originations and purchase and sales activities for the periods indicated:

                                                         Year Ended September 30,
                                                         ------------------------
                                                            1999          1998
                                                         ----------    ----------
Loan Originated:
 Conventional Real Estate Loans:
  Loans on Existing Property...........................  $2,047,232    $2,651,995
  Loans Refinanced.....................................   3,855,250     3,653,800
 Other Loans...........................................     951,169     3,321,706
                                                         ----------    ----------
Total Loans Originated.................................  $6,853,651    $9,627,501
                                                         ==========    ==========

Loans Purchased:
 Real Estate Loans.....................................  $       --    $       --
                                                         ----------    ----------
Total Loans and Mortgage-Backed Securities Purchased...  $       --    $       --
                                                         ==========    ==========

Loans Sold:
Whole Loans............................................  $       --    $       --
                                                         ----------    ----------
Total Loans Sold.......................................  $       --    $       --
                                                         ==========    ==========

Other Loan Activity:

Loans Foreclosed Upon..................................  $  127,604    $   88,779
Total Other Activity...................................     127,604        88,779
                                                         ----------    ----------
Total Net Loan Activity................................  $6,726,047    $9,538,722
                                                         ==========    ==========
(exclusive of loan repayments)

     Maturity of Loan Portfolio. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans and mortgage-backed securities maturing (or repricing) in the Bank's portfolio based on their contractual maturity date. Demand loans and loans having no stated maturity are reported as due in one year or less.


                                                     Due more      Due more than   Due more than   Due more than   Due more than
                                     Due in one    than one year    two years to    three years    five years to   ten years to
                                    year or less   to two years     three years    to five years     ten years     fifteen years
                                   after 9-30-99   after 9-30-99   after 9-30-99   after 9-30-99   after 9-30-99   after 9-30-99
                                   -------------   -------------   -------------   -------------   -------------   -------------
Single family residential
 mortgage loans.................   $   1,858,048   $   1,932,835   $   1,876,269   $   3,585,885   $   7,070,052   $   4,800,663
Multifamily and nonresidential
 mortgage loans.................       1,020,749         941,909         844,724       1,547,243       3,341,437       2,634,574
Consumer and commercial
 loans..........................         810,810         519,204         333,164         279,203         560,109           6,236
                                   -------------   -------------   -------------   -------------   -------------   -------------
                                   $   3,689,607   $   3,393,948   $   3,054,157   $   5,412,331   $  10,971,598   $   7,441,473
                                   =============   =============   =============   =============   =============   =============

                                   Due more than
                                   fifteen years
                                   after 9-30-99        Total
                                   -------------    -------------
Single family residential
 mortgage loans.................   $   8,809,852    $  29,933,604
Multifamily and nonresidential
 mortgage loans.................       3,128,482       13,459,118
Consumer and commercial
 loans..........................           2,758        2,511,484
                                   -------------    -------------
                                   $  11,941,092    $  45,904,206
                                   =============    =============

     The following table sets forth the dollar amount of all loans due after one year from September 30, 1999 which have predetermined maturities and have floating or adjustable interest rates.

                                                                      Rate Structure for Loans
                                                                   Maturing in More Than One Year
                                                                ------------------------------------
                                                                Predetermined          Floating or
                                                                Interest Rate        Adjustable Rate
                                                                -------------        ---------------
               Single family residential mortgage loans.......  $  24,597,846        $    3,477,710
               Multifamily and nonresidential mortgage loans..     12,254,302               184,067
               Consumer and commercial loans..................      1,077,507               623,167
                                                                -------------        --------------
                                                                $  37,929,655        $    4,284,944
                                                                =============        ==============

     Loan Origination Fees and Other Fees. Citizens Federal receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan and are charged to the borrower by the Bank from creation of the loan. The Bank's loan origination fees are generally 1% on conventional residential mortgages. The total fee income for real estate loans for the year ended September 30, 1999 was $61,607. The total amount of deferred loan fees at September 30, 1999, was $614,963. Any deferred loan fees are recognized in income as the principal balance is paid down or when the loan is sold.

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

                                                           September 30,
                                                     ---------------------------
                                                        1999           1998
                                                     -----------  --------------
Loans accounted for on a non-accrual basis:
  Real Estate:
     Residential...................................  $  392,085        $804,615
     Non-residential...............................     743,741         144,911
  Consumer and commercial..........................     255,854          24,948
                                                     ----------        --------
           Total of nonaccrual.....................  $1,391,680        $974,474
                                                     ==========        ========

Accruing loans which are contractually past due
  90 days or more:
  Real Estate:
     Residential...................................          --              --
     Non-residential...............................          --              --
  Consumer and commercial..........................          --              --
                                                     ----------        --------
            Total of 90 days past due loans........  $       --        $     --
                                                     ==========        ========
            Total of non-accrual and 90 days past
                due loans..........................  $1,391,680        $974,474
                                                     ==========        ========

Percentage of total assets.........................        1.45%           1.06%
Other non-performing assets/(1)/...................  $   47,269        $ 59,364
                                                     ==========        ========

_________________________
/(1)/ Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at the lower of its fair market value (less costs to dispose) or the recorded investment in the loan.


     During the year ended September 30, 1999, gross interest income of approximately $62,189 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during the year ended September 30, 1999.

     The following is information concerning the Bank's non-accrual loans and other non-performing assets.

     Non-accrual Loans. The Bank's non-accrual loans at September 30, 1999 totaled $1,391,680, and are in various stages of foreclosure or collection. All accrued uncollected interest has been charged off and the accrual of interest has ceased. At September 30, 1999, nonaccruals included 18 real estate loans and 12 consumer loans with individual balances outstanding ranging from $3,664 to $195,887.

     The Bank's most significant problem loan is a loan with a 66% Small Business Administration ("SBA") guarantee and a balance of $141,673 at September 30, 1999. The Bank has recorded loan loss provisions for the amount of the loan which is not guaranteed by the SBA and is exploring legal and other remedies for collection.

     Other Non-performing Assets. Other non-performing assets at September 30, 1999 are two residential properties and one vacant lot acquired through foreclosure with a carrying value of $47,270.

     Except as discussed above, at September 30, 1999, there were no loans which were excluded from the table of non-performing assets, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. In addition, the Bank does not have any significant concentrations of real estate loans or commitments in areas experiencing deteriorating economic conditions.

     Federal regulations require each savings association to review its asset quality on a regular basis. In addition, in connection with examinations of such savings associations, federal examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention classification, described as assets which do not currently expose a savings association to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings association to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings association's classifications and amounts reserved. If a savings association does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS District Director. At September 30, 1999, the Bank had $848,537 in assets classified as substandard, no assets classified as doubtful and $54,589 in assets classified as loss.

     At September 30, 1999 the Bank's substandard assets consisted of six loans on residential properties and nine loans on commercial property and consumer loans with an aggregate balance of $801,267 and balances outstanding ranging from $2,865 to $195,887 and real estate owned of $47,270.

     Allowances for Losses on Loans. In making loans, Citizens Federal recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

     It is management's policy to maintain adequate allowances for estimated losses on the loan portfolio as a whole. Generally, the allowances are based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions, and periodic reviews of the Bank's loan portfolio. At September 30, 1999, the Bank's reserve for loan losses was $310,157. During the fiscal year ended September 30, 1999 the Bank made an addition to the provision for loan losses of $45,000.

     Management believes that the current allowance for loan losses which is equal to .68% of gross loans and 22.29% of non-accrual loans, is adequate to cover any potential future loan losses which may exist in the loan portfolio.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. The allowance for loan losses applies primarily to the Bank's mortgage loan portfolio.

                                                          September 30,
                                                    ------------------------
                                                      1999            1998
                                                    --------        --------
  Real Estate:
  Balance at Beginning of Period..................  $553,797        $630,423
                                                    --------        --------
Loans Charged-Off:
 Real Estate - Mortgage:
  Residential.....................................   257,501         249,015
  Consumer........................................    69,089          65,975
                                                    --------        --------
Total Charge-Offs.................................   326,590         314,990
                                                    --------        --------
Total Recoveries..................................    37,950          62,364
                                                    --------        --------
Net Loans Charged-Off.............................   288,640         252,626
                                                    --------        --------
Provision for Loan Losses.........................    45,000         176,000
                                                    --------        --------
Balance at End of Period..........................  $310,157        $553,797
                                                    ========        ========
Ratio of Net Charge-Offs to Average
 Loans Outstanding During the Period..............       .66%            .57%

     For more information on the Bank's loan loss allowance see Note 5 of the Notes to Financial Statements.

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                           September 30,
                                       ------------------------------------------------
                                                  1999                    1998
                                       ----------------------    ----------------------
                                                 Percent of                Percent of
                                                  Loans in                  Loans in
                                                 Category to               Category to
                                        Amount   Total Loans    Amount     Total Loans
                                       --------  ------------  --------  --------------
Real estate - mortgage:
  Residential........................  $ 82,401        63.95%  $195,743          69.66%
  Non-residential....................   170,078        30.58    280,353          24.57
Commercial business..................    31,243         1.98     56,600           1.47
Consumer.............................    26,435         3.49     21,101           4.30
                                       --------       ------   --------         ------
    Total allowance for loan losses..  $310,157       100.00%  $553,797         100.00%
                                       ========       ======   ========         ======

Investment Activities

     Citizens Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 50.15%.

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

     As of September 30, 1999, the Bank had $500,000 and $4,429,808 classified as investment and mortgage-backed securities held to maturity, respectively, and $10,441,601 and $23,162,657 classified as investment and mortgage-backed securities available for sale, respectively.

      The following table sets forth an analysis of the Bank's investment securities at the dates indicated.

                                              Year Ended September 30,
                                              -------------------------
                                               1999/(1)/     1998/(1)/
                                              -----------  ------------
U.S. Treasury and U.S. Government agencies..  $ 7,233,203   $ 2,811,127
Mortgage backed securities..................   27,592,465    30,072,819
Other securities............................    3,708,398     2,576,921
                                              -----------   -----------
                                              $38,534,066   $35,460,867
                                              ===========   ===========

-------------------------
/(1)/ Includes securities available for sale which had an amortized cost and approximate market value of $34,389,879 and $33,604,258, respectively, at September 30, 1999 and $29,110,859 and $29,122,737, respectively, at September 30, 1998, and securities held to maturity which had an amortized cost and approximate market value of $4,929,808 and $4,919,789, respectively at September 30, 1999 and $6,338,130 and $6,406,439 at September 30, 1998. Securities available for sale consist of U.S. Treasury and U.S. Government agency securities, U.S. Government agency mortgage backed securities (including CMOs) and shares in an adjustable rate mutual fund.

     The following table sets forth the contractual maturities, par values, market values and average yields for the Bank's investment securities at September 30, 1999.

                                                   At September 30, 1999/(1)/
                              --------------------------------------------------------------
                               One Year or Less      One to Five Years     Five to Ten Years
                              -----------------    --------------------  --------------------

                                Par      Average      Par      Average      Par      Average
                               Value      Yield      Value      Yield      Value      Yield
                             ----------  --------  ----------  --------  ----------  --------
U.S. Government and agency
 obligations...............  $  146,336     6.63%  $3,500,000     5.57%  $4,000,000     5.70%
Other investments..........   3,749,765     5.41           --       --           --       --
                             ----------            ----------            ----------
     Total.................  $3,896,101            $3,500,000            $4,000,000
                             ==========            ==========            ==========
                                                   At September 30, 1999/(1)/
                            ------------------------------------------------------------------------
                                More than Ten Years              Total Investment Portfolio
                            ------------------------   ---------------------------------------------
                             Par        Average           Par               Market          Average
                            Value        Yield           Value              Value            Yield
                            -----       --------       ----------        -----------        --------

U.S. Government and agency
 obligations..............  $  --            --%      $ 7,646,336        $ 7,228,787           5.66%
Other investments.........     --            --         3,794,765          3,708,398           5.41
                            -----                     -----------        -----------
     Total................  $  --                     $11,441,101        $10,937,185
                            =====                     ===========        ===========

_____________
/(1)/ Includes investment securities available for sale at September 30, 1999 with an amortized cost and market value of $10,785,197 and $10,441,601, respectively, and securities held to maturity at September 30, 1999 with an amortized cost of $500,000 and market value of $495,584. Contractual maturities of securities available for sale at September 30, 1999 range from five months to nine and a half years. Securities available for sale consist of U.S. Treasury and U.S. government agency securities and shares in an adjustable-rate mutual fund.

     Maturity of Mortgage-Backed Securities Portfolio. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of mortgage-backed securities maturing (or repricing) in the Bank's portfolio based on their contractual maturity date.

                                                        Due more         Due more than       Due more than
                                    Due in one        than one year      two years to         three years
                                   year or less       to two years        three years        to five years
                                   after 9-30-99      after 9-30-99      after 9-30-99       after 9-30-99
                                   -------------      -------------      -------------       -------------
Mortgage-backed securities.......    $1,817,283        $  847,832          $  703,505         $1,506,044
CMOs.............................       622,863           627,837             667,562          1,341,747
                                     ----------        ----------          ----------         ----------
                                     $2,440,146        $1,475,669          $1,371,067         $2,847,791
                                     ==========        ==========          ==========         ==========
                                    Due more than      Due more than
                                    five years to      ten years to       Due more than
                                      ten years        fifteen years      fifteen years
                                    after 9-30-99      after 9-30-99      after 9-30-99         Total
                                    --------------     -------------      -------------      -----------
Mortgage-backed securities.......     $3,895,606        $3,158,310       $ 5,889,500         $17,818,080
CMOs.............................      1,999,678         1,824,444         2,789,518           9,873,649
                                      ----------        ----------       -----------         -----------
                                      $5,895,284        $4,982,754       $ 8,679,018         $27,691,729
                                      ==========        ==========       ===========         ===========

     The following table sets forth the dollar amount of all mortgage-backed securities due after one year from September 30, 1999.

                             Rate Structure for Mortgage-Backed
                          Securities Maturing in More Than One Year
                          -----------------------------------------
                              Predetermined     Floating or
                              Interest Rate     Adjustable Rate
                              -------------     ---------------
Mortgage-backed securities..  $ 9,681,019         $ 6,318,778
CMOs........................    4,454,153           4,796,633
                              -----------         -----------
                              $14,135,172         $11,116,411
                              ===========         ===========

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

     Deposits in the Bank as of September 30, 1999, were represented by various types of savings programs described below.

Weighted                                                                                                  Percentage
  Average         Minimum                                               Minimum                            of Total
Interest Rate       Term                   Category                      Amount          Balances          Savings
-------------     -------                  --------                     --------         ---------        -----------
    .50 %          None                 NOW Accounts                     $    ---      $   8,385,107         11.15%
   2.25            None                 "Super NOW" Accounts                1,000          5,038,147          6.70
   2.75            None                 Passbook Accounts                       5         17,455,461         23.22
   4.83            91 Days              Certificates                          500         19,678,305         26.18
   4.75            14 days              Jumbo Certificates/(1)/           100,000         24,454,528         32.53
                   N/A                  Accrued interest on deposits           --            168,775           .22
                                                                                       -------------        ------
                                                            TOTAL                      $  75,180,323        100.00%
                                                                                       =============        ======

----------------------
/(1)/     Includes Time Deposit Open Account

     The following table sets forth the savings deposit activities of the Bank for the periods indicated.

                                                                      Year Ended September 30,
                                                                    ---------------------------
                                                                          1999         1998
                                                                    -------------  ------------
Deposits.........................................................   $ 129,937,594  $173,199,987
Withdrawals......................................................     131,309,513   178,350,973
                                                                    -------------  ------------
     Net increase (decrease) before interest credited............      (1,371,919)   (5,150,986)
Interest credited................................................       2,660,053     2,697,449
                                                                    -------------  ------------
  Net (decrease) increase in savings deposits....................   $   1,288,134  $ (2,453,537)
                                                                    =============  ============

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                       Balance at                                 Balance at
                                      September 30,      % of      Increase      September 30,     % of
                                          1999         Deposits    (Decrease)         1998       Deposits
                                     --------------    --------    ----------    -------------   --------
NOW checking accounts..........       $ 8,385,107        11.15%    $  384,478     $ 8,000,629      10.83%
Jumbo certificates.............        24,454,528        32.53        920,474      23,534,054      31.85
"Super" NOW checking accounts..         5,038,147         6.70        671,404       4,366,743       5.91
Passbook and regular savings...        17,455,461        23.22        (83,837)     17,539,298      23.74
Certificates of deposit........        19,678,305        26.18       (642,833)     20,321,138      27.50
Accrued interest on deposits...           168,775          .22         38,448         130,327        .17
                                      -----------       ------     ----------     -----------     ------
TOTAL..........................       $75,180,323       100.00%    $1,288,134     $73,892,189     100.00%
                                      ===========       ======     ==========     ===========     ======

    The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                       At September 30,
                                  -----------------------------
                                     1999            1998
                                  -----------     -----------
3.00 -  4.99%.................... $33,258,630       $ 7,417,332
5.00 -  6.99%....................  10,469,275        35,976,629
7.00 -  8.99%....................     397,394           454,425
9.00 - 10.99%....................       7,534             6,806
                                  -----------       -----------
TOTAL............................ $44,132,833       $43,855,192
                                  ===========       ===========


     The following table sets forth the amount and maturities of the Bank's time deposits at September 30, 1999.

                                                                  Amount Due
                                    ---------------------------------------------------------------------------
                                    Less Than                                      After
Rate                                One Year        1-2 Years       2-3 Years       3 Years          Total
----                                --------        ---------       ---------       -------          -----
 3.00 - 4.99%.....................  $31,174,920    $  960,956      $  691,917      $   430,837      $33,258,630
 5.00 - 6.99%.....................    6,138,805     1,728,761       1,520,469        1,081,240       10,469,275
 7.00 - 8.99%.....................      178,124            --         146,585           72,685          397,394
 9.00 - 10.99%....................        7,534            --              --               --            7,534
                                    -----------    ----------      ----------      -----------      -----------
                                    $37,499,383    $2,689,717      $2,358,971      $ 1,584,762      $44,132,833
                                    ===========    ==========      ==========      ===========      ===========

     The following table indicates the amount of the Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 1999.

                                                 Certificates
                Maturity Period                   of Deposit
                ---------------                  ------------
                Three months or less...........   $13,833,557
                Over three through six months..     9,520,026
                Over six through 12 months.....       400,000
                Over 12 months.................       700,945
                                                  -----------
                   Total.......................   $24,454,528
                                                  ===========

     Borrowings. Savings deposits are the primary source of funds for the Bank's lending activities and other general business purposes. However, during periods when the supply of lendable funds cannot meet the demand for such loans, the FHLB System seeks to provide a portion of the funds necessary through loans, called "advances," to its members. Advances may be on a secured or unsecured basis, depending on a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding. During the year ended September 30, 1999 the Bank secured advances totaling $2.65 million.

Subsidiary Activities

     As a federal savings bank, Citizens Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of September 30, 1999, Citizens Federal was authorized to invest up to approximately $2.88 million in the stock of or loans to subsidiaries.

     On August 21, 1987, the Bank formed Citizens Service Corporation by acquiring 1,000 shares of $1.00 par value common stock of the new entity, representing all shares authorized. Citizens Service Corporation did not engage in any activities during the fiscal year ended September 30, 1999.

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


                                                                At         Year Ended September 30,
                                                           September 30,   -------------------------
                                                               1999         1999              1998
                                                               ----        ------           --------
Weighted-average yield on loans granted during
  the period............................................       8.28%        8.39%              8.72%
Weighted-average yield on all loans during the
  period................................................       8.61         8.70               8.88
Weighted-average yield on mortgage-backed
  securities held to maturity during the period.........       6.27         6.15               6.34
Weighted-average yield on mortgage-backed
  securities available for sale during the period.......       5.98         5.64               5.84
Weighted-average yield on investment securities
 held to maturity during the period.....................       5.20         6.56               7.45
Weighted-average yield on investment securities
  available for sale during the period (1)..............       5.67         5.70               6.12
Weighted average yield on other interest-earning
  assets during  the period.............................       5.38         4.75               5.57
Weighted-average yield on all interest earnings
  assets during the period..............................       7.31         7.41               7.50
Weighted-average effective rate paid on savings
  deposits during the period............................       3.64         3.70               3.90
Weighted-average rate on Federal Home Loan
  Bank advances.........................................       5.68         5.68               5.93
Weighted-average rate paid on all interest-
  bearing liabilities for the period....................       3.92         3.93               4.13
Gross margin (spread between weighted-average yield
  on all interest-earning assets during the period and
  total weighted-average rate paid on all interest-
  bearing  liabilities for the period)..................       3.39         3.48               3.37
Net yield (net interest income as a percentage of
  average interest-earning assets)......................       3.39         3.56               3.44

-------------------
(1) Excluding mortgage backed securities.

     The Bank has been relatively successful in maintaining the spread between yields earned and rates paid due to an unusually high percentage of deposits being held in passbook and regular savings accounts rather than in higher rate fixed term certificates. In fiscal 1999 the spread between yields earned and rates paid increased .11% as the Bank's yield on interest-earning assets decreased by .09% and the rates paid on interest-bearing liabilities decreased by .20%.

Key Operating Ratios

     The table below sets forth certain performance ratios of the Bank for the periods indicated.

                                                                  At September 30,
                                                                 -----------------
                                                                  1999       1998
                                                                 ------     ------
Return on Assets (Net Income Divided by Average Total Assets)..    .42%        .23%
Return on Equity (Net Income Divided by Average Equity)........   4.95        2.77
Equity-to-Assets Ratio (Average Equity Divided by Average
 Total Assets).................................................   8.46        8.58
Dividend Payout Ratio (Dividends Paid Divided By Net Income)...  25.29       44.53

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

                                                                   Year Ended September 30,
                             ------------------------------------------------------------------------------------------------------
                                      1999   vs.   1998                 1998   vs.   1997                 1997   vs.  1996
                             ----------------------------------  ------------------------------   ---------------------------------
                                  Increase (Decrease)Due to         Increase (Decrease)Due to         Increase(Decrease) Due to
                             ----------------------------------  ------------------------------   ---------------------------------
                                 Volume       Rate       Total      Volume     Rate      Total      Volume       Rate       Total
                             ----------- ----------  ----------  ---------  ---------  --------   ---------   ---------   ---------
Interest Income:
  Loans....................   $  (6,312)  $  (9,015)  $ (15,327) $ 812,174  $ (91,708) $ 720,466  $ 464,675   $ (53,022)  $ 411,653
  Mortgage-backed
  securities...............      57,721     (78,479)    (20,758)   321,907    (87,390)   234,517    (96,794)     10,899     (85,895)
  Investments..............     (28,924)   (137,450)   (166,374)  (424,825)   (39,068)  (463,893)   (50,756)      4,572     (46,184)
  Other....................     (53,983)    (31,547)    (85,530)    41,343     (4,981)    36,362   (196,289)    (34,956)   (231,245)
                              ---------   ---------   ---------  ---------  ---------  ---------  ---------   ---------   ---------

Total interest-earning
assets.....................     (31,498)   (256,491)   (287,989)   750,599   (223,147)   527,452    120,836     (72,507)     48,329
                              ---------   ---------   ---------  ---------  ---------  ---------  ---------   ---------   ---------

Interest expense:
 Deposits..................     (71,090)   (146,789)   (217,879)   (48,249)   (76,783)  (125,032)    (2,139)   (104,593)   (106,732)
 FHLB advances.............     (30,913)    (24,467)    (55,380)   482,145     40,785    522,930     64,714          --      64,714
                              ---------   ---------   ---------  ---------  ---------  ---------  ---------   ---------   ---------
  Total interest bearing
  liabilities..............    (102,003)   (171,256)   (273,259)   433,896    (35,998)   397,898     62,575    (104,593)    (42,018)

Net interest income........   $  70,505   $ (85,235)  $ (14,730) $ 316,703  $(187,149) $ 129,554  $  58,261   $  32,086   $  90,347
                              =========   =========   =========  =========  =========  =========  =========   =========   =========

Note: Variance in interest due to both rate and volume has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Regulation of the Bank

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

     Recently Enacted Legislation. On November 12, 1999, the Gramm-Leach-Bliley ("G-L-B") Act was signed into law. The G-L-B Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

     The G-L-B Act also imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula.

The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank System voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act also eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its and the Bank's operations and competitive environment at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at September 30, 1999 of $592,500.

     The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 1999, the Bank had $11.85 million in advances outstanding from the FHLB of Atlanta. See "Sources of Funds -- Borrowings."

     Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptance, highly rated corporate debt and commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average regulatory liquidity ratio of the Bank, with respect to liquid assets, for the month of September 1999 was 50.15%.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At September 30, 1999, the Bank qualified as a QTL.

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

     Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated Composite 1 under the OTS examination rating system). See "--Prompt Corrective Regulatory Action." For purposes of these regulations, Tier 1 capital has the same definition as core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the rule requiring the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings institution. Tangible capital is given the same definition as core capital, but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for subscribed for mortgage servicing rights and subscribed for credit card relationships.

     Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or holding companies therefor. At September 30, 1999, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includible subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's investments in includible subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At September 30, 1999, the Company's adjusted total assets for purposes of the core and tangible capital requirements, were $96.89 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loan and lease loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, equity investments and that portion of land loans and non-residential construction loans in excess of 80% loan-to-value ratio, other than those deducted from core and tangible capital. As of September 30, 1999, the Bank had $122,335 in equity investments for which OTS regulations required a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of September 30, 1999, the Bank's risk-weighted assets were approximately $46.6 million.

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 1999.

                                                     Percent
                                        Amount     of Assets(1)
                                       ---------  --------------
                                          (Dollars in thousands)
     Tangible capital................     $8,165         8.44%
     Tangible capital requirement....      1,453         1.50
                                          ------        -----
       Excess........................     $6,812         7.03%
                                          ======        =====

     Core capital....................     $8,165         8.44%
     Core capital requirement (2)....      2,907         3.00
                                          ------        -----
       Excess........................     $5,358         5.53%
                                          ======        =====

     Risk-based capital..............     $8,295        17.78%
     Risk-based capital requirement..      3,733         8.00
                                          ------        -----
       Excess........................     $4,562         9.78%
                                          ======        =====

--------------------
/(1)/ Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purpose of the risk-based capital requirement.
/(2)/ Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

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

     At September 30, 1999, the Bank exceeded all regulatory minimum capital requirements.

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

     Under regulations jointly adopted by the federal banking regulators, including the OTS, a depository institution's capital adequacy for purposes of the prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a depository institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMELS rating). An "undercapitalized" depository institution is an institution that has: (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. "Tangible equity" is defined as core capital plus the institution's outstanding cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the depository institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. As of September 30, 1999, the Bank was classified as "well capitalized" under the prompt corrective action regulations.

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

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $47.8 million of transaction accounts plus 10% on the remainder. Because required reserves must be maintained in the form of vault cash or in a non interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1999, the Bank met its reserve requirements.

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

     OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (i) 75% of its net income for the previous four quarters; or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that it is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Bank is a Tier 1 Association. Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition. See "--Prompt Corrective Regulatory Action."

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

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1999 and received a rating of outstanding.

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

     Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "--Regulation of the Bank -- Qualified Thrift Lender Test."

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

     Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of September 30, 1999, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $89,000.

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

Personnel

     As of September 30, 1999, the Bank had 32 full-time employees and three part-time employees. The employees are not represented by a collective bargaining group. The Bank considers its relations with its employees to be excellent.

Executive Officers Who Are Not Directors

     W. Kent McGriff is 42 years old and joined Citizens Federal in February 1987. He currently serves as Executive Vice President and Chief Financial Officer. From May 1985 through January 1987 he worked in real estate development and management, and from September 1982 through April 1985 he worked for a private accounting firm as a public accountant.

     Cynthia D. Nalls is 34 years old and joined Citizens Federal in June 1993. She currently serves as Executive Vice President and Chief Operations Officer. Prior to coming to the Bank, she was an audit manager at KPMG Peat Marwick LLP where she served financial institutions throughout the state of Alabama including Citizens Federal.

Item 2.  Properties
         ----------

     In October 1996, the Bank moved to a new 19,000 square foot main office located at 1700 Third Avenue North, Birmingham, which it owns. The Bank's investment in its main office and adjacent property was $3,266,721 at September 30, 1999.

     In May 1984, the Bank opened a branch office in Eutaw, Alabama. This owned branch office has approximately 3,200 square feet and the net book value of the Bank's investment in this branch at September 30, 1999 was $177,824.

     In July 1991, the Bank opened a branch office in Birmingham, Alabama at 2100 Bessemer Road. This owned branch office has approximately 2,800 square feet of space and the net book value of the Bank's investment in this branch as of September 30, 1999 was $304,553.

     As of September 30, 1999, the net book value of the Bank's investment in the premises, furniture and equipment owned by the Bank was $3,749,098.

     Citizens Federal utilizes the services of Fiserv in connection with its record-keeping and accounting functions.

Item 3.  Legal Proceedings
         -----------------

     The Company is involved in various real estate foreclosure actions wherein it enforces its rights as lender, and is involved in certain other legal matters in its day-to-day operations which are not material to its results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.


                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
         --------------------------------------------------------------------
         Matters
         -------

     The information contained under the caption "Market Information, Capital Stock and Retained Earnings" in the Annual Report to Stockholders for the fiscal year ended September 30, 1999 ("Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

     The financial statements contained in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

     The registrant, within the 24 months before the date of the most recent financial statements, has not had any disagreements with its independent auditor on accounting and financial disclosures, and has not changed its accountants.

                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          ------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

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

Item 10.  Executive Compensation
          ----------------------

     The information contained under the section captioned "Proposal I -- Election of Directors --Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

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

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

                                    PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

     (a)(1)  Financial Statements - The Financial Statements and Independent
             --------------------
Auditors' Report included in the 1999 Annual Report, listed below, are incorporated herein by reference.

     Independent Auditors' Report

     Financial Statements:
          Consolidated Balance Sheets as of September 30, 1999 and 1998 Consolidated Statements of Operations for Each of the Years in the
               Three-Year Period Ended September 30, 1999
          Consolidated Statements of Stockholders' Equity for Each of the Years
               in the Three -Year Period Ended September 30, 1999
          Consolidated Statements of Cash Flows for Each of the Years in the
               Three-Year Period Ended September 30, 1999
          Notes to Consolidated Financial Statements.

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

     Exhibit 3.1    Certificate of Incorporation of CFS Bancshares, Inc. *
     Exhibit 3.2    Bylaws of CFS Bancshares, Inc. *
     Exhibit 10.1   Citizens Federal Savings Bank Stock Option Plan *
     Exhibit 10.2   Employment Contract of President Bunny Stokes, Jr. *
     Exhibit 13     1999 Annual Report to Stockholders
     Exhibit 21     Subsidiaries of the Registrant
     Exhibit 27     Financial Data Schedule
____________
* Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

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

                                        CITIZENS FEDERAL SAVINGS BANK


Date:  December 22, 1999                By: /s/ Bunny Stokes, Jr.
                                           ---------------------------------
                                           Bunny Stokes, Jr., President
                                           Duly Authorized Representative

     Pursuant to the requirements of the Securities Exchange Act 2 of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Bunny Stokes, Jr.                             Date:  December 22, 1999
    ---------------------------------------------
        Bunny Stokes, Jr.
        Principal Executive Officer and Director


By: /s/ W. Kent McGriff                               Date:  December 22, 1999
    ---------------------------------------------
        W. Kent McGriff
        Principal Financial and Accounting Officer


By: /s/ Rev. John T. Porter                           Date:  December 22, 1999
    ---------------------------------------------
        Rev. John T. Porter, Director


By: /s/ Odessa Woolfolk                               Date:  December 22, 1999
    ---------------------------------------------
        Odessa Woolfolk, Director


By: /s/ James W. Coleman                              Date:  December 22, 1999
    ---------------------------------------------
        James W. Coleman, Director