Form 10QSB
period 1999-12-31
CFS BANCSHARES INC
filed 2000-02-14
CIK 1065215

            SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C.  20549
________________________________________________________________

                         Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999

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

       Number of shares outstanding of common stock
                     as of December 31, 1999

$0.01 par value common stock               130,000 shares
----------------------------               -----------------
          Class                              Outstanding

             CFS BANCSHARES, INC. AND SUBSIDIARIES



                    TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION:                        PAGE No.


Consolidated Balance Sheets at December 31, 1999
and September 30, 1999 (unaudited)                       -3-

Consolidated Statements of Operations for the
Three Months Ended December 31, 1999 and
1998 (unaudited)                                         -4-

Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 1999 and 1998
(unaudited)                                              -6-

Consolidated Statements of Comprehensive Income
for the Three Months ended December 31, 1999
and 1998 (unaudited)                                     -8-

Notes to Consolidated Financial Statements               -9-

Management's Discussion and Analysis of Financial
Condition and Results of Operations                     -11-

PART II - OTHER INFORMATION                             -15-

SIGNATURES                                              -16-

EXHIBITS

                   CFS BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                                 December 31,   September 30,
                                                     1999           1999
                ASSETS
                ------
Cash and amounts due from depository
  institutions                                   $ 5,093,224      $ 4,811,709
Federal funds sold and overnight deposits            666,690        2,877,742
                                                 -----------      -----------
    Total cash and cash equivalents                5,759,914        7,689,451

Interest bearing deposits                            161,524          161,524
Investment securities held to maturity
  (fair value of $4,684,817 and $4,919,789,
  respectively)                                    4,698,814        4,929,808
Investment securities available for sale,
  at fair value (cost of $33,147,486 and
  $34,389,879, respectively)                      32,299,450       33,604,258
Federal Home Loan Bank stock                         592,500          592,500
Loans receivable, net of allowances               43,394,575       43,521,160
Premises and equipment, net                        3,831,107        3,871,433
Real estate acquired by foreclosure                   47,270           47,270
Accrued interest receivable on investment
  securities                                         118,877          122,584
Accrued interest receivable on mortgage-
  backed securities                                  161,779          169,254
Accrued interest receivable on loans                 310,422          317,617
Other assets                                         580,822        1,077,514
                                                 -----------      -----------
    Total assets                                 $91,957,054       96,104,373
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing deposits                        $71,892,563      $75,180,323
Advance payments by borrowers for taxes
  and insurance                                       49,915          257,724
Other liabilities                                  1,019,002          981,602
Employee Stock Ownership Plan debt                    72,000           72,000
FHLB advances                                     11,200,000       11,850,000
                                                 -----------      -----------
    Total Liabilities                             84,233,480       88,341,649

Stockholders' Equity:
Common stock                                         130,000          130,000
Additional paid-in-capital                         1,181,108        1,180,060
Retained earnings                                  7,018,295        7,020,548
Accumulated other comprehensive income (loss)       (542,743)        (502,798)
Unearned common stock held by ESOP                   (63,086)         (65,086)
                                                 -----------      -----------
    Total Stockholders' Equity                     7,723,574        7,762,724
                                                 -----------      -----------
      Total liabilities and stockholders'
        equity                                   $91,957,054      $96,104,373
                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

                   CFS BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                     Three Months Ended
                                                         December 31,
                                                     1999            1998
INTEREST INCOME:
Interest and fees on loans                       $  961,326      $1,036,410
Interest and dividend income on
  investment securities                             119,389          34,712
Interest income on mortgage-backed
    securities                                      474,560         487,614
Other interest income                                53,563          33,350
                                                 ----------      ----------
Total interest income                             1,608,838       1,592,086

Interest on deposits                                659,631         703,857
Interest on FHLB advances                           162,513         132,625
                                                 ----------      ----------
Total interest expense                              822,144         836,482

    Net interest income                             786,694         755,604
Provision for loan losses                                --              --
                                                 ----------      ----------
    Net interest income after provision
      for loan losses                               786,694         755,604

OTHER INCOME:
Service charges on deposits                         116,705         110,416
Gain (loss) on sale of assets                           934           6,347
Gain on sale of securities                               --              --
Other                                                 7,294           6,581
                                                 ----------      ----------
    Total other income                              124,933         123,344

EXPENSES:
Salaries and employee benefits                      320,905         353,211
Net occupancy expense                                27,304          28,286
Federal insurance premium                            23,589          24,029
Data processing expenses                             50,902          65,041
Professional services                                92,331          67,111
Depreciation and amortization                        78,130          72,943
Advertizing expense                                  19,095          51,635
Office supplies                                      20,336          13,807
Insurance expense                                    15,799          14,858
Other                                               109,820          75,084
                                                 ----------      ----------
    Total other expense                             758,211         766,005
                                                 ----------      ----------
Income before income taxes                          153,416         112,943
Income tax expense                                   58,169          49,464
                                                 ----------      ----------
Net income                                       $   95,247      $   63,479
                                                 ==========      ==========

See accompanying notes to consolidated financial statements

                  CFS BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                                     Three Months Ended
                                                         December 31,
                                                     1999            1998
Basic earnings per common share                   $   0.76        $   0.53
                                                  ========        ========
Basic average shares outstanding                   125,870         119,695
                                                  ========        ========
Diluted earnings per common share                 $   0.72        $   0.48

Diluted average shares outstanding                 133,070         131,695

Dividends declared and paid per
   common share                                   $   0.75        $   0.75


See accompanying notes to consolidated financial statements

                  CFS BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                    Three Months Ended
                                                        December 31,
                                                     1999           1998
Cash flows from operating activities:
Net income                                       $     95,247    $    63,479
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                        78,130         72,943
  Compensation expense recognized on ESOP
     allocation                                         3,500         17,160
  Net amortization of premium on investment
    securities                                         16,036         38,157
  Gain on sale or call of investment
    securities available for sale                          --         (1,636)
  (Gain) loss on sale of real estate acquired
    by foreclosure                                         --         (4,101)
  Decrease in deferred gain on sale of REO               (834)          (610)
  Decrease in accrued interest receivable              18,377         54,961
  Decrease (increase) in other assets                 496,692       (124,594)
  Decrease in accrued interest on deposits            (12,628)        (4,748)
  Increase (decrease) in other liabilities             60,252        (88,478)
                                                  -----------    -----------
Net cash provided by (used in) operating
  activities                                          754,772         22,533

Cash flows from investing activities:
Purchase of investment securities held to
  maturity                                                 --       (502,656)
Purchase of investment securities available
  for sale                                            (52,580)    (4,637,064)
Maturity or call of investment securities
  available for sale                                       --      1,000,000
Net change in loans                                   126,585        (25,965)
Proceeds from principal collected on
  investment securities held to maturity              227,650        484,199
Proceeds from principal collected on investment
  securities available for sale                     1,282,281      3,696,140
Purchase of premises and equipment                    (37,804)       (39,931)
Proceeds from sale of real estate acquired
  by foreclosure                                           --         13,860
                                                  -----------    -----------
    Net cash provided by (used in) investing
      activities                                    1,546,132        (11,417)


See accompanying notes to consolidated financial statements

                  CFS BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                   Three Months Ended
                                                        December 31,
                                                     1999           1998
Cash flows from financing activities:

Net decrease in interest bearing deposits         (3,275,132)    (1,395,455)
Increase (decrease) in FHLB advances                (650,000)       850,000
Decrease in advance payments by
  borrowers for taxes and insurance                 (207,809)      (136,985)
Cash dividends                                       (97,500)       (97,500)
                                                 -----------     ----------
   Net cash used in financing activities          (4,230,441)      (779,940)

Net increase in cash and cash equivalents         (1,929,537)      (768,824)

Cash and cash equivalents at beginning of
  period                                           7,689,451      5,317,285
                                                 -----------     ----------
Cash and cash equivalents at end of period       $ 5,759,914      4,548,461
                                                 ===========     ==========

Supplemental information on cash payments

   Interest paid on deposits                     $   674,693        708,605
   Taxes paid                                    $   180,000             --

Supplemental information on noncash transactions:
  Loans transferred to real estate acquired
    by foreclosure                               $        --        107,621


See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Unaudited)


                                                       Three Months Ended
                                                          December 31,
                                                     1999            1998
Net income                                        $  95,247      $ 63,479

Other comprehensive income, before tax:
  Unrealized holding (losses) gains arising
     during the period                              (62,415)      (21,959)
  Less reclassification adjustment for gains
     on securities available for sale                    --            --
                                                  ---------      --------
       Total other comprehensive income,
         before tax                                 (62,415)      (21,959)

Income tax expense (benefit) related to
 other comprehensive income:
  Unrealized holding gain (loss) on available
    for sale securities                             (22,470)       (8,125)
  Less reclassification adjustment for gains
    on securities available for sale                     --            --
                                                  ---------      --------
       Total income tax expense (benefit)
         related to other comprehensive income      (22,470)       (8,125)
                                                  ---------      --------
       Total other comprehensive income (loss),
         net of tax                                 (39,945)      (13,834)
                                                  ---------      --------
       Total comprehensive income (loss)          $  55,302      $ 49,645
                                                  =========      ========

See accompanying notes to consolidated financial statements

           CFS BANCSHARES, INC. AND SUBSIDIARIES


            Notes to Consolidated Financial Statements
                          (Unaudited)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of financial position of the Company and the results of operations for the three month periods ended December 31, 1998 and 1999. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

2.  RECLASSIFICATIONS

Certain items in the 1998 consolidated financial statements have been reclassified to conform to current year classifications.

3.  NET INCOME PER SHARE

Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended December
31, 1998 and 1997.

                                              Three Months Ended December 31,
                                                    1999            1998
                                                    ----            ----
Diluted earnings per share:

  Weighted average common shares outstanding      125,870        119,695
  Net effect of the assumed exercise of stock
    options based on the treasury stock method
    using average market price for the quarter      7,200         12,000
                                                  -------        -------
  Total weighted average common shares and
    potential common stock outstanding            133,070        131,695
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

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended December 31, 1999 was $95,247 an increase of $31,768 or 50.05% when compared to the three months ended December 31, 1998. The increase in net earnings resulted primarily from an increase in net interest income after provision for loan losses.

NET INTEREST INCOME
-------------------

Net interest income is the difference between the interest and fees earned on loans, securities and other interest earning assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Bank's deposits and FHLB advances are primarily short term in nature and reprice faster than the Bank's interest earning assets, consisting mainly of loans and mortgage backed securities, which generally have longer maturities. The mix of the Bank's interest earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Bank's interest bearing liabilities decreased 17 basis points from 4.04% for the three month period ended December 31, 1998 to 3.87% during the three month period ended December 31, 1999 while the yield on interest earning assets decreased 6 basis points from 7.65% for the three month period ended December 31, 1998 to 7.59% for the comparable period in the current fiscal year.

The increase in the net interest spread of 11 basis points along with an increase in the average balances of interest earning assets caused net interest income to increase. The Bank's net interest income increased by $31,090 or 4.12% from $755,604 for the three month period ended December 31, 1998 to $786,694 for the three month period in the current fiscal year.

OTHER INCOME
------------

During the three month period ended December 31, 1999 other income increased from $123,344 for the three month period ended December 31, 1998 to $124,933 for the comparable period in the current fiscal year. Decreases in gains on sale of assets and securities of $5,413 was partially offset by an increase in service charges on deposits of $6,289 when comparing the three months ended December 31, 1999to the comparable period in the prior fiscal year.

OTHER EXPENSE
-------------

During the three month period ended December 31, 1999 the Bank's other expense decreased by 1.02% or $7,794 from $766,005 for the three month period ended December 31, 1998 to $758,211 for the comparable period in the current year. Salaries and employee benefits, data processing expense and advertising expense decreased by $32,306, $14,139 and $32,540 respectively when comparing the three months ended December 31, 1998 to the three month period ended December 31, 1999. The decrease in salaries and employee benefits resulted from a decline in the expense associated with the Bank's ESOP and from a slight reduction in the number employees at the Bank. The decrease in data processing expense resulted from changes in the Bank's data processing vendor during fiscal 1998 and from declines in Year 2000 related expenses. The decline in advertising resulted from decreases in the amount of media purchases compared to the three-month period ended December 31, 1998 during which the Bank was conducting an extensive advertising campaign. The decreases described above were partially offset by increases in professional services and other expense of $25,220 and $34,736, respectively.

REVIEW OF FINANCIAL CONDITION
-----------------------------

Significant factors affecting the Bank's financial condition from September 30, 1999 to December 31, 1999 are detailed below:

ASSETS
------

Total assets decreased $4,147,319 or 4.32% from $96,104,373 at September 30, 1999 to $91,957,054 at December 31, 1999. The
decline is primarily attributable to a decline in the Bank's deposits and other liabilities and was funded primarily by a decrease in federal funds sold and overnight deposits and investment securities which declined by $2,211,052 and $1,535,802, respectively from $2,877,742 and $38,534,066, respectively at September 30, 1999 to $666,690 and $36,998,264, respectively at December 31, 1999.

Liabilities
-----------

Total liabilities decreased $4,106,669 or 4.65% between September 30, 1999 and December 31, 1999. The decrease resulted from a decline in the Bank's interest bearing deposits of $3,287,760 from $75,180,323 at September 30, 1999 to $71,892,563 at December 31, 1999 and in FHLB advances which declined by $650,000 between September 30, 1999 and December 31, 1999. The decline in deposits is attributable to seasonal withdrawals of transaction accounts and to withdrawals related to the Year 2000. The change in FHLB advances resulted from the payment of a short-term advance taken in September 1999 that was paid back in October 1999.

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

At December 31, 1999 the Bank had $1,022,006 in assets classified as substandard including assets acquired by foreclosure or repossession of $47,270 no assets classified as doubtful and $56,357 in assets classified as loss. A specific loan loss reserve has been established for all loans classified as a loss. At September 30, 1999 the Bank had $848,537 in assets classified as substandard including real estate acquired by foreclosure of $47,270, no assets classified as doubtful and $54,589 in assets classified as loss.

The allowance for loan losses was $286,892 at December 31, 1998. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be made as circumstances warrant.

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

Information about Forward-Looking Statements
--------------------------------------------

     Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Bank or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Bank's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB. If any of these assumptions or opinions prove incorrect, any forward-looking statement made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.


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

At December 31, 1999 the Bank satisfied all regulatory requirements. The Bank's compliance with the current standards is as follows:


                                                          For  capital              Well
                                       Actual           adequacy purposes        capitalized
                                  ----------------      ------------------    ---------------
                                  Amount     Ratio      Amount       Ratio    Amount    Ratio
                                  ------     -----      ------       -----    ------    -----
Total capital
(to risk weighted assets)     $8,283,398     18.61%     3,560,240      8.00%     4,450,300     10.00%
Tier I capital
(to risk weighted assets)     $8,174,382     18.37%     1,780,120      4.00%     2,670,180      6.00%
Tier I capital
(to average assets)           $8,174,382      8.69%     3,761,229      4.00%     4,701,536      5.00%


Reconciliation of capital:                     Risk Weighted   Tier I Capital
                                                   Capital
Total stockholders' equity (GAAP)                $7,631,639     $7,631,639
Unrealized loss on securities - AFS                 542,743        542,743
Allowance for loan losses                           230,000              -
Equity investments                                 (120,984)
         Total                                   $8,283,398     $8,174,382


    CITIZENS FEDERAL SAVINGS BANK AND SUBSIDIARIES

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

ITEM 2: CHANGE IN SECURITIES

ITEM 3: DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of CFS Bancshares, Inc. was held on January 26, 2000 for the purpose of considering and acting upon the election of one director to serve a three-year term. The result of the election in which 100,632 out of 130,000 possible votes were cast as follows:

                                                  Votes Against
                                        Votes For  or Withheld
Odessa Woolfolk as Director             102,393         75


ITEM 5: OTHER INFORMATION:

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27.  Financial Data Schedule

        No report on Form 8-K were filed during the quarter ended December 31, 1999.

            CFS BANCSHARES, INC. AND SUBSIDIARIES

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CFS BANCSHARES, INC.
                            (Registrant)

Date: 2/11/00            /s/ Bunny Stokes, Jr.
                         -------------------------------------
                         Bunny Stokes, Jr.
                         Chairman/CEO
                         (principal executive officer)


Date: 2/11/00            /s/ W. Kent McGriff
                         ------------------------------------
                         W. Kent McGriff
                         Executive Vice President
                         (principal financial and accounting
                         officer)