Form 10QSB
period 2000-03-31
CFS BANCSHARES INC
filed 2000-05-15
CIK 1065215

            SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C.  20549
________________________________________________________________

                         Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

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

       Number of shares outstanding of common stock
                     as of March 31, 2000

$0.01 par value common stock               130,000 shares
----------------------------               -----------------
          Class                              Outstanding

             CFS BANCSHARES, INC. AND SUBSIDIARIES



                    TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION:                        PAGE No.


Consolidated Balance Sheets at March 31, 2000
and September 30, 1999 (unaudited)                       -3-

Consolidated Statements of Operations for the
Three and Six Months Ended March 31, 2000 and
1999 (unaudited)                                         -4-

Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 2000 and 1999
(unaudited)                                              -6-

Consolidated Statements of Comprehensive Income
for the Three and Six Months ended March 31, 2000
and 1999 (unaudited)                                     -8-

Notes to Consolidated Financial Statements               -9-

Management's Discussion and Analysis of Financial
Condition and Results of Operations                     -11-

PART II - OTHER INFORMATION                             -15-

SIGNATURES                                              -16-

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                                   March 31,   September 30,
                                                     2000           1999
                ASSETS
                ------
Cash and amounts due from depository
  institutions                                   $ 2,618,343        4,811,709
Federal funds sold and overnight deposits            920,889        2,877,742
                                                 -----------      -----------
    Total cash and cash equivalents                3,539,232        7,689,451

Interest bearing deposits                            163,142          161,524
Investment securities held to maturity
  (fair value of $4,334,531 and $4,919,789,
  respectively)                                    4,373,881        4,929,808
Investment securities available for sale,
  at fair value (cost of $38,529,423 and
  $34,389,879, respectively)                      37,595,302       33,604,258
Federal Home Loan Bank stock                         597,500          592,500
Loans receivable, net of allowances               44,006,386       43,521,160
Premises and equipment, net                        3,771,602        3,871,433
Real estate acquired by foreclosure                   27,286           47,270
Accrued interest receivable on investment
  securities                                         136,176          122,584
Accrued interest receivable on mortgage-
  backed securities                                  180,405          169,254
Accrued interest receivable on loans                 340,688          317,617
Other assets                                         589,891        1,077,514
                                                 -----------      -----------
    Total assets                                 $95,321,491       96,104,373
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing deposits                        $74,596,773       75,180,323
Advance payments by borrowers for taxes
  and insurance                                       99,778          257,724
Other liabilities                                    769,120          981,602
Employee Stock Ownership Plan debt                    64,000           72,000
FHLB advances                                     11,950,000       11,850,000
                                                 -----------      -----------
    Total Liabilities                             87,479,671       88,341,649

Stockholders' Equity:
Common stock                                         130,000          130,000
Additional paid-in-capital                         1,182,608        1,180,060
Retained earnings                                  7,180,423        7,020,548
Accumulated other comprehensive loss                (598,125)        (502,798)
Unearned common stock held by ESOP                   (53,086)         (65,086)
                                                 -----------      -----------
    Total Stockholders' Equity                     7,841,820        7,762,724
                                                 -----------      -----------
      Total liabilities and stockholders'
        equity                                   $95,321,491       96,104,373
                                                 ===========      ===========

See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                         Three Months                 Six Months
                                                        Ended March 31,             Ended March 31,

                                                     2000            1999          2000         1999

INTEREST INCOME:
Interest and fees on loans                       $  950,775      $1,012,729     $1,912,101   $2,049,139
Interest and dividend income on
  investment securities                             123,754          63,769        243,143       98,481
Interest income on mortgage-backed
    securities                                      474,722         468,317        949,282      955,931
Other interest income                                44,140          14,630         97,703       47,980
                                                 ----------      ----------     ----------   ----------
Total interest income                             1,593,391       1,559,445      3,202,229    3,151,531

Interest on deposits                                669,116         657,469      1,328,747    1,361,326
Interest on FHLB advances                           157,748         132,530        320,261      265,155
                                                 ----------      ----------     ----------   ----------
Total interest expense                              826,864         789,999      1,649,008    1,626,481

    Net interest income                             766,527         769,446      1,553,221    1,525,050
Provision for loan losses                          (100,000)             --       (100,000)          --
                                                 ----------      ----------     ----------   ----------
    Net interest income after
     provision for loan losses                      866,527         769,446      1,653,221    1,525,050

OTHER INCOME:
Service charges on deposits                         107,313          72,270        224,018      182,686
Gain (loss) on sale of assets                        (2,721)         (1,823)        (1,787)       4,524
Gain (loss) on sale of securities                    (6,125)         27,486         (6,125)      27,486
Other                                                 7,303          11,177         14,597       17,758
                                                 ----------      ----------      ---------   ----------
    Total Other Income                              105,770         109,110        230,703      232,454

EXPENSES:
Salaries and employee benefits                      334,668         329,673        655,573      682,884
Net occupancy expense                                30,857          30,509         58,161       58,795
Federal insurance premium                            10,084          25,140         33,673       49,169
Data processing expenses                             52,690          66,327        103,592      131,368
Professional services                                55,865          51,495        148,196      118,606
Depreciation and amortization                        70,734          74,303        148,864      147,246
Advertizing expense                                  16,067          31,942         35,162       83,577
Office supplies                                      16,113          21,269         36,449       35,076
Insurance expense                                    13,569          14,859         29,368       29,717
Other                                               113,832          92,913        223,652      167,997
                                                 ----------      ----------      ---------   ----------
    Total other expense                             714,479         738,430      1,472,690    1,504,435
                                                 ----------      ----------      ---------   ----------
Income before income taxes                          257,818         140,126        411,234      253,069
Income tax expense                                   95,690          45,032        153,859       94,496
                                                 ----------      ----------      ---------   ----------

See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                                         Three Months                 Six Months
                                                        Ended March 31,             Ended March 31,

                                                     2000            1999          2000         1999

Net Income                                        $162,128          95,094       257,375       158,573
                                                  ========        ========       =======       =======
Basic earnings per common share                   $   1.28            0.79          2.03          1.32
                                                  ========        ========       =======       =======
Basic average shares outstanding                   126,545         120,407       126,495       120,407
                                                  ========        ========       =======       =======
Diluted earnings per common share                 $   1.24            0.76          1.96          1.27
                                                  ========        ========       =======       =======
Diluted average shares outstanding                 130,745         125,207       130,975       124,770
                                                  ========        ========       =======       =======
Dividends declared and paid per
   common share                                   $     --              --          0.75          0.75
                                                  ========        ========       =======       =======

See accompanying notes to consolidated financial statements

                  CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                      Six Months Ended
                                                         March 31,
                                                     2000           1999
Cash flows from operating activities:
Net income                                       $    257,375    $   158,573
Adjustments to reconcile net income to
 net cash provided by operating activities
  Loan loss provision                                  50,000             --
  Depreciation and amortization                       148,864        147,246
  Compensation expense recognized on ESOP
     allocation                                         7,000         17,160
  Net amortization of premium on investment
    securities                                         31,699         70,907
  Loss on sale of investment securities held
    to maturity                                         2,042             --
  Loss (gain) on sale or call of investment
    securities available for sale                       4,083        (27,486)
  Loss (gain) on sale of real estate acquired
    by foreclosure                                      1,887         (4,101)
  Increase (decrease) in deferred gain on
    sale of REO                                           935         (1,228)
  Decrease (increase) in accrued interest
    receivable                                        (47,814)       100,190
  Decrease (increase) in other assets                 487,623        (10,449)
  Increase (decrease) in accrued interest
    on deposits                                         4,518        (21,200)
  Decrease in other liabilities                      (202,575)      (256,558)
                                                  -----------    -----------
Net cash provided by (used in) operating
  activities                                          745,637        173,054

Cash flows from investing activities:
Purchase of interest-bearing deposits                  (1,618)        (1,139)
Purchase of investment securities held to
  maturity                                                 --       (502,656)
Purchase of investment securities available
  for sale                                         (6,835,969)    (9,781,740)
Proceeds from sale of investment securities
  held to maturity                                    118,111             --
Maturity or call of investment securities
  available for sale                                       --      1,000,000
Proceeds from sale of investment securities
  available for sale                                  453,861      1,550,760
Proceeds from principal collected on
  investment securities held to maturity              465,142      1,182,112
Proceeds from principal collected on investment
  securities available for sale                     2,214,293      6,710,248
Net change in loans                                  (535,226)     1,828,615
Purchase of premises and equipment                    (49,033)       (57,331)
Proceeds from sale of real estate acquired
  by foreclosure                                       18,097         13,861
                                                  -----------    -----------
    Net cash provided by (used in) investing
      activities                                   (4,152,342)     1,942,730


See accompanying notes to consolidated financial statements

                  CFS BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                      Six Months Ended
                                                          March 31,
                                                     2000           1999
Cash flows from financing activities:

Net decrease in interest bearing deposits           (588,068)    (1,180,874)
Increase (decrease) in advance payments by
  borrowers for taxes and insurance                 (157,946)      (156,189)
Net proceeds from FHLB advances                      100,000             --
Cash dividends                                       (97,500)       (97,500)
                                                 -----------    -----------
   Net cash used in financing activities            (743,514)    (1,434,563)

Net increase (decrease) in cash and cash
  equivalents                                     (4,150,219)       681,221

Cash and cash equivalents at beginning of
  period                                           7,689,451      5,317,285
                                                 -----------    -----------
Cash and cash equivalents at end of period       $ 3,539,232    $ 5,998,506
                                                 ===========    ===========

Supplemental information on cash payments

   Interest paid                                   1,653,526    $ 1,580,486

Supplemental information on noncash transactions:
  Loans transferred to real estate acquired
    by foreclosure                                        --    $   107,621


See accompanying notes to consolidated financial statements

                   CFS BANCSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Unaudited)




                                                         Three Months                 Six Months
                                                        Ended March 31,             Ended March 31,
                                                 ----------------------------   -----------------------
                                                     2000            1999          2000         1999
                                                 ------------    ------------   ---------    ----------
Net income                                        $ 162,128        95,094         257,375      158,573

Other comprehensive income, before tax:
  Unrealized holding (losses) gains arising
     during the period                              (64,427)     (190,658)       (159,878)    (212,617)
  Less reclassification adjustment for gains
     (losses) on securities available for sale           --        27,486          (6,125)      27,486
                                                  ---------      --------       ---------    ---------
       Total other comprehensive income,
         before tax                                 (64,427)     (218,144)       (153,753)    (240,103)

Income tax expense (benefit) related to
 other comprehensive income:
  Unrealized holding gain (loss) on available
    for sale securities                             (24,482)      (70,543)        (60,754)    (78,668)
  Less reclassification adjustment for gains
    (losses) on securities available for sale            --        10,170          (2,328)     10,170
                                                  ---------      --------       ---------    --------
       Total income tax expense (benefit)
         related to other comprehensive income      (24,482)      (80,713)        (58,426)    (88,838)
                                                  ---------      --------       ---------    --------
       Total other comprehensive income (loss),
         net of tax                                 (39,945)     (137,431)        (95,327)   (151,265)
                                                  ---------      --------       ---------    --------
       Total comprehensive income (loss)          $ 122,183       (42,337)        162,048       7,308
                                                  =========      ========       =========    ========


See accompanying notes to consolidated financial statements

              CFS BANCSHARES, INC. AND SUBSIDIARY


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of financial position of the Company and the results of operations for the three month and six month periods ended March 31, 1999 and 2000. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

2.  RECLASSIFICATIONS

Certain items in the 1999 consolidated financial statements have been reclassified to conform to current year classifications.

3.  NET INCOME PER SHARE

Presented below is a summary of the components used to calculated diluted earnings per share for the three months and six months ended March 31, 2000 and 1999.

                                      Three months ended     Six months ended
                                           March 31,             March 31,
                                       2000        1999      2000        1999
                                      ---------------------------------------
Weighted average common shares
  outstanding                          126,545    120,407    126,495    120,407
Net effect of the assumed exercise
  of stock options based on the
  treasury stock method using
  average market price for the
  quarter                                4,200      4,800      4,480      4,363
                                       ----------------------------------------
Total weighted average common
  shares and potential common
  stock outstanding                    130,745    125,207    130,975    124,770
                                       ========================================

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). The standard establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. FAS133 requires that all derivative instruments be recorded in the statement of financial position at fair value; the accounting for gains or losses due to changes in fair value of the derivative instruments depends on whether the derivative instruments qualify as hedging instruments. If a derivative instrument does not qualify as a hedge, the gain or loss is reported in earnings when it occurs. However, if the derivative qualifies as a hedging instrument, the accounting varies based on the type of risk being hedged, and includes either recognizing earnings for changes in fair value each reporting period, or accumulating changes in other comprehensive income and recognizing earnings during the period that the hedged forecasted item impacts earnings. FAS133, as amended, becomes effective for financial statements for the first quarter of fiscal years beginning after June 15, 2000. Management is evaluating the impact of FASB 133 on the financial condition of the Company.

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW
--------

Net income for the six months ended March 31, 2000 was $257,375 an increase of $98,802 or 62.31% when compared to the six months ended March 31, 1999. The increase in net earnings resulted primarily from the recovery in February 2000 of $150,000 from a $220,000 loan that was charged off during the fiscal year ended September 30, 1998. Net income for the three months ended March 31, 2000 was $162,128 an increase of $67,304 or 70.50% as compared to net income during the three months ended March 31, 1999 of $95,094. The positive impact of the loan loss recovery noted above was partially offset by the addition of $50,000 to the Bank's loan loss provision during the three-month period ended March 31, 2000. There were no loan loss provisions added during the three month or six-month periods ended March 31, 1999.

NET INTEREST INCOME
-------------------

Net interest income is the difference between the interest and fees earned on loans, securities and other interest earning assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Bank's deposits and FHLB advances are primarily short term in nature and reprice faster than the Bank's interest earning assets, consisting mainly of loans and mortgage backed securities, which generally have longer maturities. The mix of the Bank's interest earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Bank's interest bearing liabilities decreased nine basis points from 3.95% for the six month period ended March 31, 1999 to 3.86% during the six month period ended March 31, 2000 while the yield on interest earning assets decreased 11 basis points from 7.61% for the six month period ended March 31, 1999 to 7.50% for the comparable period in the current fiscal year.

Despite a slight decrease in the net interest spread of two basis points the Bank's net interest income increased by $28,171 or 1.85% from $1,525,050 for the six month period ended March 31, 1999 to $1,553,221 for the six month period in the current fiscal year. Net interest income for the three months ended March 31, 2000 remained relatively unchanged declining by $2,919 or.38% from $769,446 for the three months ended March 31, 1999 to $766,527 for the three months ended March 31, 2000. The decline in net interest income during the three month and six month period ended March 31, 2000 relates to larger than normal levels of short term assets and from an advance from the Federal Home Loan Bank to assure that adequate levels of liquidity were maintained during the transition from 1999 to 2000.

OTHER INCOME
------------

Other income decreased from $232,454 for the six month period ended March 31, 1999 to $230,703 for the comparable period in the current fiscal year. Decreases in gains on sale of assets and securities of $39,922 were offset by an increase in service charges on deposits of $41,332 when comparing the six months ended March 31, 2000 to the comparable period in the prior fiscal year. During the three months ended March 31, 2000 other income declined by $3,340. The changes, which impacted the six-month period as, described above had a similar impact on the results for the three month period ended March 31, 2000 as compared to the same period in the prior fiscal year.

OTHER EXPENSE
-------------
During the six month period ended March 31, 2000 the Bank's other expense decreased by 2.11% or $31,745 from $1,504,435 for the six month period ended March 31, 1999 to $1,472,690 for the comparable period in the current year. Salaries and employee benefits, federal insurance premiums, data processing expense and advertising expense decreased by $27,311, $15,496, $27,776 and $48,415 respectively when comparing the six months ended March 31, 1999 to the six month period ended March 31, 2000.
The decrease in salaries and employee benefits resulted from a decline in the expense associated with the Bank's Employee Stock Ownership Plan due to the completion of the allocation of shares related to a $412,750 ten year loan made in 1989.

The decrease in federal insurance premiums resulted from an improved FDIC classification of the Bank. The decrease in data processing expense resulted from declines in Year 2000 related expenses. The decline in advertising resulted from decreases in the amount of media purchases compared to the six-month period ended March 31, 1999 during which the Bank was conducting an extensive advertising campaign.

The decreases described above were partially offset by increases in professional services and other expense of $29,590 and $55,655, respectively. The increase in professional services resulted from an unsuccessful bid by the Bank for another institution offered by the FDIC. The increase in other expense included higher expenses for property tax and state franchise tax, as well as an increase in charitable contributions and travel expense.

REVIEW OF FINANCIAL CONDITION
-----------------------------

Significant factors affecting the Bank's financial condition from September 30, 1999 to March 31, 2000 are detailed below:

ASSETS
------

Total assets decreased $782,882 or .81% from $96,104,373 at September 30, 1999 to $95,321,491 at March 31, 2000.
Significant changes in assets balances include an increase in investment securities available for sale which increased by $3,991,044 or 11.88% from $33,604,258 at September 30, 1999 to
$37,595,302 at March 31, 2000. The increase was funded from decreases in cash and cash equivalents which were maintained at a higher than normal level at September 30, 1999 in anticipation of possible Year 2000 liquidity demands. Other assets declined from $1,077,514 at September 30, 1999 to $589,891 at March 31,
2000 as the result of approximately $470,000 of short term receivables at September 30, 1999 being collected during the current fiscal year.

LIABILITIES
-----------

Total liabilities decreased $861,978 or .98% between September 30, 1999 and March 31, 2000. The decrease resulted from a decline in the Bank's interest bearing deposits of $583,550 from $75,180,323 at September 30, 1999 to $74,596,773 at March 31,
2000. Though deposits declined between September 1999 and March 2000 the deposit balance at March 31, 2000 is an increase of approximately $2.7 million from the balances at December 31, 1999. The bank had significant deposit withdrawals during the period between September 30, 1999 and December 31, 1999 related to Year 2000 concerns and from normal seasonal patterns.

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

At March 31, 2000 the Bank had $694,389 in assets classified as substandard including assets acquired by foreclosure or repossession of $27,286, no assets classified as doubtful and $58,728 in assets classified as loss. A specific loan loss reserve has been established for all loans classified as a loss. At September 30, 1999 the Bank had $848,537 in assets classified as substandard including real estate acquired by foreclosure of $47,270, no assets classified as doubtful and $54,589 in assets classified as loss.

The allowance for loan losses was $318,536 at March 31, 2000. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be made as circumstances warrant.

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

At March 31, 2000 the Bank satisfied all regulatory requirements. The Bank's compliance with the current standards is as follows:



                                                            For capital                Well
                                       Actual             adequacy purposes           capitalized
                                  ----------------      ---------------------   --------------------
                                  Amount     Ratio      Amount         Ratio    Amount        Ratio
                                  ------     -----      ------         -----    ------        -----
Total capital
(to risk weighted assets)     $8,491,878     18.51%     3,670,000      8.00%     4,587,400    10.00%
Tier I capital
(to risk weighted assets)     $8,351,511     18.20%     1,834,960      4.00%     2,752,440     6.00%
Tier I capital
(to average assets)           $8,351,511      8.73%     3,828,517      4.00%     4,785,647     5.00%


Reconciliation of capital:                     Risk Weighted   Tier I Capital
                                                   Capital

Total stockholders' equity (GAAP)                $7,753,386     $7,753,386
Unrealized loss on securities - AFS                 598,125        598,125
Allowance for loan losses                           260,000              -
Equity investments                                 (119,633)
         Total                                   $8,491,878     $8,351,511


                 CFS BANCSHARES, INC. AND SUBSIDIARY

                      PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Bank is defending various lawsuits and claims. In the opinion of management the ultimate disposition of these matters will not have a significant effect on the financial position of the Bank.

ITEM 2: CHANGE IN SECURITIES

Not Applicable

ITEM 3: DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION:

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 - Financial Data Schedule

No Reports on Form 8-K were filed during the quarter ended March
31, 2000.

            CFS BANCSHARES, INC. AND SUBSIDIARY

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CFS BANCSHARES, INC.
                            (Registrant)

Date: May 15, 2000       /s/ Bunny Stokes, Jr.
                         -------------------------------------
                         Bunny Stokes, Jr.
                         Chairman/CEO
                         (principal executive officer)


Date: May 15, 2000       /s/ W. Kent McGriff
                         ------------------------------------
                         W. Kent McGriff
                         Executive Vice President
                         (principal financial and accounting
                         officer)