Form 10QSB
period 2000-06-30
CFS BANCSHARES INC
filed 2000-08-14
CIK 1065215

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
--------------------------------------------------------------------------------

                                   Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
       THE EXCHANGE ACT

For the transition period from ____________ to ___________________.


Commission File Number: 0-24625


                              CFS Bancshares, Inc.
  ----------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

           Delaware                                         63-1207881
------------------------------                         ---------------------
(State or other jurisdiction of                             IRS Employer
incorporation or organization)                          Identification Number


  1700 3rd Avenue North
  Birmingham, Alabama                                            35203
 ----------------------                                         --------
  (Address of principal                                         Zip Code
    executive office)

      Registrant's telephone number, including area code: (205) 328 - 2041


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes x    No
                                     --      --


                  Number of shares outstanding of common stock
                               as of June 30, 2000

$0.01 par value common stock                                  130,000 shares
----------------------------                          --------------------------
            Class                                             Outstanding

                       CFS BANCSHARES, INC. AND SUBSIDIARY



                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION:                                         PAGE NO.

Consolidated Balance Sheets at June 30, 2000
and September 30, 1999 (unaudited)                                        -3-


Consolidated Statements of Operations for the Three Months and
 Nine Months Ended June 30, 2000 and 1999 (unaudited)                     -4-


Consolidated Statements of Cash Flows for the Nine Months Ended
June 30, 2000 and 1999 (unaudited)                                        -6-

Consolidated Statements of Comprehensive Income for the Three Months
 and Nine Months ended June 30, 2000 and 1999 (unaudited)                 -8-

Notes to Consolidated Financial Statements                                -9-


Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       -10-


PART II - OTHER INFORMATION                                               -14-

SIGNATURES                                                                -15-



                       CFS BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                June 30,              September 30,
                                                                  2000                     1999
         ASSETS
         ------
Cash and amounts due from depository
 institutions                                                 $  3,009,496             $  4,811,709
Federal funds sold and overnight deposits                          361,394                2,877,742
                                                              ------------             ------------
   Total cash and cash equivalents                               3,370,890                7,689,451

Interest bearing deposits                                          163,142                  161,524
Investment securities held to maturity
  (fair value of $4,042,988 and $4,919,789,
   respectively)                                                 4,075,685                4,929,808
Investment securities available for sale,
  at fair value (cost of $40,576,543 and
  $34,389,879, respectively)                                    39,620,019               33,604,258
Federal Home Loan Bank stock                                       597,500                  592,500
Loans receivable (net of allowances of
 $321,383 and $310,157, respectively)                           45,806,052               43,521,160
Premises and equipment, net                                      3,715,156                3,871,433
Real estate acquired by foreclosure                                 49,530                   47,270
Accrued interest receivable on investment securities               144,321                  122,584
Accrued interest receivable on mortgage-backed securities          191,114                  169,254
Accrued interest receivable on loans                               369,678                  317,617
Other assets                                                       753,408                1,077,514
                                                              ------------             ------------

          Total assets                                        $ 98,856,495             $ 96,104,373
                                                              ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing deposits                                     $ 77,077,495               75,180,323
Advance payments by borrowers for
 taxes and insurance                                               174,992                  257,724
Other liabilities                                                  904,873                  981,602
Employee Stock Ownership Plan debt                                  64,000                   72,000
FHLB advances and other borrowing                               12,660,000               11,850,000
                                                              ------------             ------------
   Total Liabilities                                            90,881,360               88,341,649

Stockholders' Equity:
Common stock                                                       130,000                  130,000
Additional paid-in-capital                                       1,184,757                1,180,060
Retained earnings                                                7,323,790                7,020,548
Accumulated other comprehensive loss                              (612,176)                (502,798)
Unearned common stock held by ESOP                                 (51,236)                 (65,086)
                                                              ------------             ------------
   Total Stockholders' Equity                                    7,975,135                7,762,724
                                                              ------------             ------------

          Total liabilities and stockholders' equity          $ 98,856,495             $ 96,104,373
                                                              ============             ============

          See accompanying notes to consolidated financial statements.
                                       3

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended          Nine Months Ended
                                                             June 30,                   June 30,
                                                       2000            1999               2000

INTEREST INCOME:
Interest and fees on loans                        $  967,548     $ 966,574    $2,879,649     $3,015,714
Interest and dividend income
 on investment securities                            149,652        94,631       392,795        193,111
Interest income on
 mortgage-backed securities                          577,725       459,541     1,527,007      1,415,473
Other interest income                                 18,944        23,212       116,647         71,191
                                                  ----------    ----------    ----------     ----------
Total interest income                              1,713,869     1,543,958     4,916,098      4,695,489

Interest on deposits                                 710,390       671,398     2,039,137      2,032,724
Interest on FHLB advances                            180,867       130,034       501,128        395,189
                                                  ----------    ----------    ----------     ----------
Total interest expense                               891,257       801,432     2,540,265      2,427,913

         Net interest income                         822,612       742,526     2,375,833      2,267,576
Provision for loan losses                                 --            --      (100,000)            --
                                                  ----------    ----------    ----------     ----------
         Net interest income after
          provision for loan losses                  822,612       742,526     2,475,833      2,267,576

OTHER INCOME:
Service charges on deposits                           96,047       111,923       320,065        294,609
Net gain on sale of assets                            17,191         5,616        15,404         10,140
Gain (loss) on sale of securities                         --            --        (6,125)        27,486
Other                                                  8,421         7,101        23,018         24,859
                                                  ----------    ----------    ----------     ----------
  Total Other Income                                 121,659       124,640       352,362        357,094

EXPENSES:
Salaries and employee benefits                       345,153       329,673     1,000,726      1,011,545
Net occupancy expense                                 32,866        27,390        91,027         86,185
Federal insurance premium                             12,042        24,859        45,715         74,028
Data processing expenses                              52,466        53,483       156,058        184,851
Professional services                                 40,044        20,344       188,240        138,951
Depreciation and amortization                         66,278        76,311       215,142        223,557
Advertising expense                                   23,808        55,395        58,970        138,972
Office supplies                                        7,913        21,434        44,362         56,510
Insurance expense                                     19,804        14,963        49,172         44,680
Other                                                120,971        84,062       344,623        252,056
                                                  ----------    ----------    ----------     ----------
 Total other expense                                 721,345       707,914     2,194,035      2,211,335
                                                  ----------    ----------    ----------     ----------
Income before income taxes                           222,926       159,252       634,160        413,335
Income tax expense                                    79,304        54,304       233,163        148,801
                                                  ----------    ----------    ----------     ----------
Net Income                                        $  143,622    $  104,948    $  400,997     $  264,534
                                                  ==========    ==========    ==========     ==========

Basic earnings per common share                   $     1.13    $     0.85    $     3.17     $     2.13
                                                  ==========    ==========    ==========     ==========

          See accompanying notes to consolidated financial statements.
                                       4

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended          Nine Months Ended
                                                             June 30,                   June 30,
                                                       2000            1999               2000


Basic average shares outstanding                     126,645       124,055       126,545        123,955
                                                  ==========    ==========    ==========     ==========

Diluted earnings per common share                 $     1.07    $     0.82    $     2.99     $     2.01
                                                  ==========    ==========    ==========     ==========

Diluted average shares outstanding                   134,445       127,607       134,163        131,455
                                                  ==========    ==========    ==========     ==========

Dividends declared and paid
 per common share                                 $       --    $       --    $     0.75     $     0.75
                                                  ==========    ==========    ==========     ==========

          See accompanying notes to consolidated financial statements.
                                       5

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                          June 30,
                                                                              2000                       1999
Cash flows from operating activities:
Net income                                                                $    400,997            $    264,534
Adjustments to reconcile net income to
 net cash provided by operating activities
  Loan loss provision                                                           50,000                      --
  Depreciation and amortization                                                215,142                 223,557
  Compensation expense recognized on ESOP allocation                            11,000                   1,062
  Net amortization of premium on investment securities                          38,861                 103,968
  Loss on sale of investment securities held to maturity                         2,042                      --
  Loss (gain) on sale or call of investment securities
   available for sale                                                            4,083                 (27,486)
  Loss recognized on foreclosed loans                                            5,155                      --
  Gain on sale of real estate acquired by foreclosure                          (14,333)                 (9,070)
  Decrease in deferred gain on sale of REO                                      (1,907)                 (1,876)
  Decrease (increase) in accrued interest receivable                           (95,658)                 31,904
  Decrease (increase) in other assets                                          324,106                  (4,418)
  Increase in accrued interest on deposits                                      19,890                  48,711
  Decrease in other liabilities                                                (64,005)               (220,012)
                                                                          ------------            ------------
Net cash provided by operating activities                                      895,373                 410,874

Cash flows from investing activities:
Purchase of interest-bearing deposits                                           (1,618)                 (1,139)
Purchase of investment securities held to maturity                                  --              (1,456,542)
Purchase of investment securities available for sale                       (10,493,881)            (14,725,949)
Proceeds from sale of investment securities held to maturity                    81,232                      --
Maturity or call of investment securities available for sale                        --               1,000,000
Proceeds from sale of investment securities available for sale               1,309,941               1,550,760
Proceeds from principal collected on
 investment securities held to maturity                                        760,170               1,391,669
Proceeds from principal collected on
 investment securities available for sale                                    2,965,011               9,279,940
Net change in loans                                                         (2,327,304)              1,609,547
Redemptions (purchase) of FHLB stock                                            (5,000)                145,300
Purchase of premises and equipment                                             (58,865)               (127,431)
Proceeds from sale of real estate acquired by foreclosure                       49,330                 121,100
                                                                          ------------            ------------
  Net cash used in investing activities                                     (7,720,984)             (1,212,745)


          See accompanying notes to consolidated financial statements.
                                       6

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                          June 30,
                                                                              2000                       1999
Cash flows from financing activities:

Net increase in interest bearing deposits                                    1,877,282               1,014,660
Decrease in advance payments by
 borrowers for taxes and insurance                                             (82,732)                (85,507)
Net proceeds from FHLB advances                                                100,000                      --
Net proceeds from other borrowing                                              710,000                      --
Cash dividends                                                                 (97,500)                (97,500)
                                                                          ------------            ------------
   Net cash provided by financing activities                                 2,507,050                 831,653

Net increase (decrease) in cash and cash equivalents                        (4,318,561)                 29,782

Cash and cash equivalents at beginning of period                             7,689,451               5,317,285
                                                                          ------------            ------------

Cash and cash equivalents at end of period                                $  3,370,890            $  5,347,067
                                                                          ============            ============

Supplemental information on cash payments

  Interest paid                                                           $  2,520,375               2,476,624
  Income taxes paid                                                       $    337,500            $         --

Supplemental information on noncash transactions:
  Loans transferred to real estate acquired by foreclosure                $     42,412             $   123,394

          See accompanying notes to consolidated financial statements.
                                       7

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                        Three months ended        Nine months ended
                                                                              June 30,                 June 30,
                                                                          2000         1999        2000         1999

Net income                                                              $ 143,622     $ 104,948     $ 400,997     $ 264,534

Other comprehensive income, before tax:
    Unrealized holding loss arising during the period                     (22,403)     (567,894)     (179,069)     (770,700)
    Less reclassification adjustment for gains (losses) on
      securities available for sale                                            --            --        (4,083)       27,486
                                                                        ---------     ---------     ---------     ---------

          Total other comprehensive loss before tax                       (22,403)     (567,894)     (174,986)     (798,186)

Income tax expense (benefit) related to other comprehensive income:
   Unrealized holding loss on available
     for sale securities                                                   (8,352)     (193,648)      (66,996)     (277,543)
   Less reclassification adjustment for gains (losses) on
     securities available for sale                                             --            --        (1,388)       10,170
                                                                        ---------     ---------     ---------     ---------
          Total income tax benefit related to
            other comprehensive income                                     (8,352)     (374,246)      (65,608)     (267,283)
                                                                        ---------     ---------     ---------     ---------

          Total other comprehensive loss net of tax                       (14,051)     (269,298)     (109,378)     (530,903)
                                                                        ---------     ---------     ---------     ---------

          Total comprehensive income (loss)                             $ 129,571     $ (42,337)    $ 291,619     $(266,369)
                                                                        =========     =========     =========     =========


          See accompanying notes to consolidated financial statements.
                                       8

                       CFS BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of financial position of the Company and the results of operations for the three month and nine month periods ended June 30, 1999 and 2000. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

2.  RECLASSIFICATIONS

Certain  items  in  the  1999  consolidated   financial   statements  have  been
reclassified to conform to current year classifications.

3.  NET INCOME PER SHARE

Presented below is a summary of the components used to calculate diluted earnings per share for the three months and nine months ended June 30, 2000 and 1999.

                                                     Three months ended              Nine months ended
                                                          June 30,                          June 30,
                                                   2000            1999             2000             1999
                                                 ----------------------------------------------------------
Weighted average common shares outstanding       126,645          124,055          126,545          123,955
Net effect of the assumed exercise of stock
  options based on the treasury stock method
  using average market price for the quarter       7,800            7,200            7,618            7,500
                                                 ----------------------------------------------------------
Total weighted average common shares and
  potential common stock outstanding             134,445          127,607          134,163          131,455
                                                 ==========================================================

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). The standard establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. FAS133 requires that all derivative instruments be recorded in the statement of financial position at fair value; the accounting for gains or losses due to changes in fair value of the derivative instruments depends on whether the derivative instruments qualify as hedging instruments. If a derivative instrument does not qualify as a hedge, the gain or loss is reported in earnings when it occurs. However, if the derivative qualifies as a hedging instrument, the accounting varies based on the type of risk being hedged, and includes either recognizing earnings for changes in fair value each reporting period, or accumulating changes in other comprehensive income and recognizing earnings during the period that the hedged forecasted item impacts earnings. FAS133, as amended, becomes effective for financial statements for the first quarter of fiscal years beginning after June 15, 2000. Management is evaluating the impact of FAS133 on the financial condition of the Company.

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW
--------

Net income for the nine months ended June 30, 2000 was $400,997 an increase of $136,463 or 51.59% when compared to the nine months ended June 30, 1999. The increase in net earnings resulted primarily from the recovery in February 2000 of $150,000 from a $220,000 loan that was charged off during the fiscal year ended September 30, 1998 and from a $112,352 increase in net interest income. The positive impact of the loan loss recovery was partially offset by the addition of $50,000 to the Bank's loan loss provision during the nine month period ended June 30, 2000. There were no loan loss provisions added during the nine month period ended June 30, 1999. Net income for the three months ended June 30, 2000 was $143,622 an increase of $38,674 or 36.85% as compared to net income during the three months ended June 30, 1999 of $104,948.

NET INTEREST INCOME
-------------------

Net interest income is the difference between the interest and fees earned on loans, securities and other interest earning assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Bank's deposits and FHLB advances are primarily short term in nature and reprice faster than the Bank's interest earning assets, consisting mainly of loans and mortgage backed securities, which generally have longer maturities. The mix of the Bank's interest earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Bank's interest bearing liabilities increased two basis points from 3.91% for the nine month period ended June 30, 1999 to 3.93% during the nine month period ended June 30, 2000 while the yield on interest earning assets increased five basis points from 7.54% for the nine month period ended June 30, 1999 to 7.59% for the comparable period in the current fiscal year.

The Bank's net interest income increased by $108,257 or 4.77% from $2,427,913 for the nine month period ended June 30, 1999 to $2,540,265 for the nine month period in the current fiscal year. Net interest income for the three months ended June 30, 2000 increased by $80,086 or 10.78% from $742,526 for the three months ended June 30, 1999 to $822,612 for the three months ended June 30, 2000. Net interest income increased for the three month and nine months periods ended June 30, 2000 as compared to the same periods in the prior fiscal year as the result of in an increase in the amount of interest earning assets and from a slight increase in the Bank's net interest margin.

OTHER INCOME
------------

Other income decreased slightly from $357,094 for the nine month period ended June 30, 1999 to $352,362 for the comparable period in the current fiscal year. Decreases in gains on sale of securities of $33,611 were offset by an increase in service charges on deposits of $25,456 when comparing the nine months ended June 30, 2000 to the comparable period in the prior fiscal year. During the three months ended June 30, 2000 other income declined by $2,981 as a result of a decrease in service charges on deposits for the period when compared to the three month period ended June 30, 2000.

OTHER EXPENSE
-------------

During the nine month period ended June 30, 2000 the Bank's other expense decreased by .78% or $17,300 from $2,211,335 for the nine month period ended June 30, 1999 to $2,194,035 for the comparable period in the current year. Salaries and employee benefits, federal insurance premiums, data processing expense and advertising expense decreased by $10,819, $28,313, $28,793 and $80,002 respectively when comparing the nine months ended June 30, 1999 to the nine month period ended June 30, 2000. The decrease in salaries and employee benefits resulted from a decline in the expense associated with the Bank's Employee Stock Ownership Plan due to the completion of the allocation of shares related to a $412,750 ten year loan made in 1989.

The decrease in federal insurance premiums resulted from an upgrade in the FDIC classification of the Bank. The decrease in data processing expense resulted from declines in Year 2000 related expenses. The decline in advertising resulted from decreases in the amount of media purchases compared to the nine month period ended June 30, 1999 during which the Bank was conducting an extensive advertising campaign.

The decreases described above were partially offset by increases in professional services and other expense of $49,289 and $92,567, respectively. The increase in professional services resulted from an unsuccessful bid by the Bank for another institution offered by the FDIC. The increase in other expense included higher expenses for property tax and state franchise tax, as well as an increase in charitable contributions and travel expense.

During the three month period ended June 30, 2000 other expense increased by $13,431 or 1.90%. Increases in professional services and other expense of $36,909 and $19,700 when comparing the three month period ended June 30 in the current fiscal to the same period in the prior fiscal year. The increases described above were partially offset by decreases in advertising expense and federal insurance premiums of $31,587 and $12,817, respectively. See the discussion of other expense for the nine month period ended June 30, 2000 and 1999 for explanations concerning the changes.

REVIEW OF FINANCIAL CONDITION
-----------------------------

Significant factors affecting the Bank's financial condition from September 30, 1999 to June 30, 2000 are detailed below:

ASSETS
------

Total assets increased $2,752,122 or 2.86% from $96,104,373 at September 30, 1999 to $98,856,495 at June 30, 2000. Significant changes in assets balances include an increase in investment securities available for sale and loans which increased by $6,015,761 or 17.90% and $2,284,892 or 5.25%, respectively from $33,604,258 and $43,521,160, respectively at September 30, 1999 to $39,620,019 and $45,806,052, respectively at June 30, 2000. The increase was funded from decreases in cash and cash equivalents which were maintained at a higher than normal level at September 30, 1999 in anticipation of possible Year 2000 liquidity demands and from an increase in deposits. Other assets declined from $1,077,514 at September 30, 1999 to $753,408 at June 30, 2000 as the result of approximately $470,000 of short term receivables at September 30, 1999 being collected during the current fiscal year.

LIABILITIES
-----------

Total liabilities increased $2,539,711 or 2.87% between September 30, 1999 and June 30, 2000. The increase resulted from an increase in the Bank's interest bearing deposits of $1,897,172 from $75,180,323 at September 30, 1999 to $77,077,495 at June 30, 2000.


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

At June 30, 2000 the Bank had $650,436 in assets classified as substandard, including assets acquired by foreclosure or repossession of $49,530, no assets classified as doubtful and $54,572 in assets classified as loss. A specific loan loss reserve has been established for all loans classified as a loss. At September 30, 1999 the Bank had $848,537 in assets classified as substandard including real estate acquired by foreclosure of $47,270, no assets classified as doubtful and $54,589 in assets classified as loss.

The allowance for loan losses was $321,383 at June 30, 2000. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be made as circumstances warrant.

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

At June 30, 2000 the Bank satisfied all regulatory requirements. The Bank's compliance with the current standards is as follows:



                                                                For  capital            Well
                                     Actual                   adequacy purposes      capitalized
                                     -------                  -----------------       ----------
                              Amount         Ratio          Amount      Ratio       Amount       Ratio
                              ------         -----          ------      -----       ------       -----
Total capital
(to risk weighted assets)    $8,624,455      17.55%     $3,932,240      8.00%     $4,915,300    10.00%
Tier I capital
(to risk weighted assets)    $8,476,026      17.24%     $1,966,120      4.00%     $2,949,180     6.00%
Tier I capital
(to average assets)          $8,476,026       8.70%     $3,895,610      4.00%     $4,869,513     5.00%


Reconciliation of capital:
                                     Risk Weighted    Tier I Capital
                                         Capital

Total bank equity (GAAP)              $ 7,863,850       $ 7,863,850
Unrealized loss on securities - AFS       612,176           612,176
Allowance for loan losses                 266,811                --
Equity investments                       (118,282)               --
         Total                        $ 8,624,455       $ 8,476,026

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

None

ITEM 5: OTHER INFORMATION:

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

None
                                       14

                       CFS BANCSHARES INC. AND SUBSIDIARY


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CFS BANCSHARES, INC.
                                                (Registrant)



Date: August 14, 2000                 By: /s/ Bunny Stokes, Jr.
     --------------------------           ---------------------------------
                                          Bunny Stokes, Jr.
                                          Chairman/CEO
                                          (principal executive officer)


Date: August 14, 2000                 By: /s/ W. Kent McGriff
     --------------------------           ---------------------------------
                                          W. Kent McGriff
                                          Executive Vice President
                                          (principal financial and accounting
                                             officer)