Form 10KSB40
period 2000-09-30
CFS BANCSHARES INC
filed 2000-12-29
CIK 1065215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 2000

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
     EXCHANGE    ACT   OF   1934
     For the transition period from _____________ to __________

                        COMMISSION FILE NUMBER. 0-24625


                              CFS BANCSHARES, INC.
                     ---------------------------------------
                 (Name of small business issuer in its charter)

             DELAWARE                                   63-0367958
-----------------------------------        -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1700 Third Avenue North, Birmingham, Alabama                           35203
--------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $7,163,329

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware (25 shares at $18.50 per share during August 2000), was approximately $1,138,582 as of December 8, 2000. Solely for the purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

As of December 8, 2000, there were issued and outstanding 130,000 shares of the registrant's common stock, of which 68,455 shares were held by affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000. (Parts I and II)
2. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

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

MARKET AREA

         The Bank considers Jefferson County in the Birmingham, Alabama Metropolitan area and Greene County, to be its primary market areas for savings and mortgage loans, although it also makes loans in surrounding counties from time to time. As of September 30, 2000, there were approximately three savings institutions and 19 commercial banks located in its primary market area with total assets of $146 billion. The Company's assets at September 30, 2000 totaled $100.6 million.

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

         The OTS uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under this rule, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point (100 basis points equals 1.0%) interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

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

 Change in                                                                          At September 30, 2000
Interest Rate                      Board Limit                                  -----------------------------
(Basis Points)                      % Change           $ Amount                 $ Change            % Change
--------------                      --------           --------                 --------            --------
                                                                            (Dollars in Thousands)

      +300                             (70)            $   9,622                $ (5,694)              (37)%
      +200                             (50)               11,478                  (3,838)              (25)
      +100                             (25)               13,004                  (2,312)              (15)
         0                              --                15,316                      --                --
      -100                             (25)               16,063                     747                 5
      -200                             (50)               16,112                     796                 5
      -300                             (70)               15,638                     322                 2

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

     The OTS rule will not become effective until the OTS adopts the process by which banks may appeal an interest rate risk deduction determination. However, if the Bank had been subject to the interest rate risk capital component at September 30, 2000, a risk-based capital deduction of approximately $900,000 would have been required.

     The Bank's goal is to continue to monitor and minimize volatility in the net interest margin by taking an active role in managing the level, mix, and maturities of assets and liabilities.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage ("ARM") loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. The primary assumptions used in determining the Bank's interest rate risk exposure are prepayment rate estimates for loans and mortgage backed securities obtained from the OTS "Asset and Liability Price Tables" as of September 30, 2000 and passbook decay rates determined by the Bank from a core deposit analysis.

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

         The loan-to-value ratio, maturity and other provisions of the loans made by Citizens Federal generally reflect the Bank's policy of making the maximum loan permissible consistent with applicable regulations, sound lending practices, market conditions and the Bank's underwriting standards. The Bank has generally made long term loans, amortized on a monthly basis, with principal and interest due each month. Interest rates and points charged on loans originated by the Bank are competitive with other thrift institutions in the general market area. Because of refinancing and prepayments, residential loans generally remain outstanding for shorter periods than their contractual terms.

         Loans to One Borrower Limitations. Under federal regulations, the Bank's loans-to-one-borrower limit is generally the greater of 15% of the unimpaired capital and surplus of the Bank or $500,000. Loans and extensions of credit fully secured by readily marketable collateral (as defined by regulation) may comprise an additional 10% of unimpaired capital and surplus.

         At September 30, 2000, the maximum amount the Bank was permitted to lend to one borrower was $1,294,743. At that date, the Bank's largest loan-to-one-borrower was $993,552, which was secured by a non-residential property located in the Bank's primary market area.

     Loan Portfolio Composition. Set forth below is selected data relating to the composition of the Bank's loan portfolio on the dates indicated:

                                                                             At September 30,
                                                          -------------------------------------------------------
                                                                   2000                              1999
                                                          ----------------------        -------------------------
                                                          Amount             %          Amount                %
                                                          ------           -----        ------              -----
Type of Loan:
Conventional loans on existing real estate properties..   $ 48,187,825      95.02%        43,392,722        94.53
Loans for other purposes (share loans,
 home improvement loans, commercial
 loans and consumer loans).............................      2,525,091       4.98          2,511,484         5.47
                                                          ------------      -----       ------------       ------
     Total loans.......................................   $ 50,712,916     100.00%      $ 45,904,206       100.00%
                                                          ============     ======       ============       ======

Type of Security:
  Residential:
   Single family (1)...................................   $ 32,274,026      63.64%      $ 29,353,617        63.95%
   Other dwelling units................................        150,528        .30            942,201         2.05
  Non-residential (2)..................................     15,763,271      31.08         14,039,105        30.58
  Savings accounts.....................................        790,867       1.56            856,566         1.87
  Other................................................      1,734,224       3.42            712,717         1.55
                                                          ------------     ------       ------------       ------
     Total loans.......................................   $ 50,712,916     100.00%      $ 45,904,206       100.00%
                                                          ============     ======       ============       ======

--------------
(1) Includes construction/permanent loans with a gross balance of $1,206,850 and $1,080,701 and undisbursed loans in process of $145,106 and $830,085 at September 30, 2000 and 1999, respectively.
(2) Includes construction/permanent loans on church properties with a gross balance of $1,834,924 and $1,285,000 undisburseed loans in process of $1,371,277 and $630,908 at September 30, 2000 and 1999, respectively.

     Residential Real Estate Lending. Citizens Federal has concentrated its lending activities on the origination of conventional first mortgage loans for the purchase or refinancing of both new and existing one- to four-family residential property. These loans have been made on primarily a fixed term, fixed rate basis. The Bank also offers adjustable rate loans with terms of up to 30 years, but to date has not originated a significant amount of ARM loans. The Bank originated $3,066,319 in residential mortgage loans during the year ended September 30, 2000, all of which were fixed rate loans. The Bank purchased $393,947 of fixed rate loans and $2,722,167 of adjustable rate mortgages during the year ended September 30, 2000. Purchased adjustable rate mortgage loans in the Bank's loan portfolio amounted to 10.76% of the total loan portfolio at September 30, 2000.

     The Bank extends loans on single-family dwellings in an amount up to 90% of the fair value of the property as determined by a qualified appraiser. In addition, loans up to 95% of the fair market value are extended if the borrower obtains private mortgage guarantee insurance to cover a portion of the loan. Loans in excess of 80% of fair value of the property are limited from time to time as a result of economic conditions. In addition to the principal and interest payment, the borrower pays into an escrow account an amount equal to 1/12th of the hazard insurance premium and property taxes.

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

     The application process for non-residential real estate loans includes the same procedures which are required for other mortgage loans. Total loans originated by the Bank on nonresidential real estate during the 2000 fiscal year amounted to $4,984,000, which were secured by churches and commercial property.

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

     The Bank's consumer and commercial loan originations totaled $1,110,938 for the year ended September 30, 2000. As of September 30, 2000, consumer and commercial loans constituted approximately 4.98% of the Bank's total loan portfolio.

     Reference is made to Note 4 of the Notes to Financial Statements for further information on the Bank's lending activities.

     Loan Solicitation, Originations, Purchases and Sales. The Bank actively solicits mortgage loan applications from existing customers, local realtors, builders, real estate developers, and various other persons. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant's employment, income, and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser. The appraisals of the independent appraiser are supplemented by site visits of an officer or member of the Bank's Board of Directors, or both. Once the required information has been obtained and the appraisal completed, the loan is submitted to the Loan Committee of the Board of Directors which consists of Directors Stokes and Greene, Chief Operating Officer Nalls and Loan Officer Gilmore. All actions of the Loan Committee are reviewed and ratified by the full Board of Directors.

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

         Set forth below is a table showing the Bank's loan originations and purchase and sales activities for the periods indicated:

                                                                   Year Ended September 30,
                                                              -----------------------------------
                                                                   2000                  1999
                                                              -------------         -------------
Loan Originated:
 Conventional Real Estate Loans:
  Loans on Existing Property................................  $   1,818,980         $     694,531
  Construction/Permanent....................................      1,575,000             1,352,701
  Loans Refinanced..........................................      3,545,401             3,855,250
 Other Loans................................................      1,110,938               951,169
                                                              -------------         -------------
Total Loans Originated......................................  $   8,050,319         $   6,853,651
                                                              =============         =============

Loans Purchased:
 Real Estate Loans..........................................  $   3,116,114         $          --
                                                              -------------         -------------
Total Loans Purchased.......................................  $   3,116,114         $          --
                                                              =============         =============

Loans Sold:
Whole Loans.................................................  $          --         $          --
                                                              -------------         -------------

Total Loans Sold............................................  $          --         $          --
                                                              =============         =============

Other Loan Activity:

Loans Foreclosed Upon.......................................  $      75,998         $     127,604
                                                              -------------         -------------

Total Net Loan Activity (exclusive of loan repayments)......  $  11,090,435         $   6,726,047
                                                              =============         =============


     Maturity of Loan Portfolio. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans and mortgage-backed securities maturing (or repricing) in the Bank's portfolio based on their contractual maturity date.

                                                                    Due
                                          Due During              Through             Due After
                                        the Year Ending        5 Years After        5 Years After
                                      September 30, 2001    September 30, 2000   September 30, 2000       Total
                                      ------------------    ------------------   ------------------      -------
Single family residential
    mortgage loans..................  $ 2,099,022             $ 7,320,230           $ 23,005,302     $  32,424,554
Multifamily and nonresidential
    mortgage loans..................    1,051,273               3,814,231             10,897,767        15,763,271
Consumer and commercial loans.......      650,902               1,735,904                138,285         2,525,091
                                      -----------             -----------           ------------     -------------
     Total..........................  $ 3,801,197             $12,870,365           $ 34,041,354     $  50,712,916
                                      ===========             ===========           ============     =============


     The following table sets forth the dollar amount of all loans due after one year from September 30, 2000 which have predetermined maturities and have floating or adjustable interest rates.

                                                    Predetermined      Floating or
                                                        Rate         Adjustable Rates          Total
                                                    -------------    ----------------          -----

Single family residential mortgage loans.........   $ 26,564,549       $ 3,760,983        $   30,325,532
Multifamily and nonresidential mortgage loans....     14,529,869           182,129            14,711,998
Consumer and commercial loans....................        884,189           990,000             1,874,189
                                                    ------------       -----------        --------------
     Total.......................................   $ 41,978,607       $ 4,933,112        $   46,911,719
                                                    ============       ===========        ==============

         Loan Origination Fees and Other Fees. Citizens Federal receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan and are charged to the borrower by the Bank for creation of the loan. The Bank's loan origination fees are generally 1% on conventional residential mortgages. The total fee income for real estate loans for the year ended September 30, 2000 was $113,791. The total amount of deferred loan fees at September 30, 2000, was $635,214. Any deferred loan fees are recognized in income as the principal balance is paid down or when the loan is sold.

         The Bank currently receives fee income related to the prepayment, late payment or nonpayment of existing loans. These fees which are commonly referred to as prepayment penalties and late charges have not constituted a material source of income for the Bank. For more information on the Bank's loan fees and other fees see Note 4 of the Notes to Financial Statements.

         The Bank limits immediate recognition of loan origination fees as revenues in that such income (net of certain loan origination costs) for each loan is amortized using the interest method over the estimated life of a loan.

         Non-performing Loans and Asset Classification. The Bank's collection procedures provide that when a loan becomes 15 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. In certain instances the Bank may work out a repayment schedule with the borrower. If the loan continues in a delinquent status for 45 days, the Bank will generally commence foreclosure proceedings. All property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as "real estate acquired by foreclosure" until such time as it is sold or otherwise disposed of by the Bank. When such property is acquired, it is recorded at the lower of the recorded investment in the loan or the property's fair value on the date of foreclosure, less costs to dispose of the property. Any write-down of the property after foreclosure is charged to expense.

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

                                                                      September 30,
                                                             ------------------------------
                                                                 2000              1999
                                                             -----------        -----------
Loans accounted for on a non-accrual basis:
  Real Estate:
     Residential..........................................   $   928,369        $  392,085
     Non-residential......................................       349,127           743,741
  Consumer and commercial.................................       477,515           255,854
                                                             -----------        ----------
           Total of nonaccrual............................   $ 1,755,011        $1,391,680
                                                             ===========        ==========

Accruing loans which are contractually past due
  90 days or more:
  Real Estate:
     Residential..........................................            --                --
     Non-residential......................................            --                --
  Consumer and commercial.................................            --                --
                                                             -----------        ----------
            Total of 90 days past due loans...............   $        --        $       --
                                                             ===========        ==========
            Total of non-accrual and 90 days past.........
                due loans.................................   $ 1,755,011        $1,391,680
                                                             ===========        ==========
Percentage of total assets................................          1.75%             1.45%
Other non-performing assets(1)............................   $    86,237        $   47,270
                                                             ===========        ==========

-------------------------
(1) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at the lower of its fair market value (less costs to dispose) or its cost basis.


         During the year ended September 30, 2000, gross interest income of approximately $66,594 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during the year ended September 30, 2000.

         The following is information concerning the Bank's non-accrual loans and other non-performing assets.

         Non-accrual Loans. The Bank's non-accrual loans at September 30, 2000 totaled $1,755,011, and are in various stages of foreclosure or collection. All accrued uncollected interest has been charged off and the accrual of interest has ceased. At September 30, 2000, nonaccruals included 17 real estate loans and eight consumer loans with individual balances outstanding ranging from $457 to $269,392.

         The Bank has two significant problem loans. The most significant problem loan is a single family residential loan with a balance of $206,505. The house was damaged by fire and the Bank is awaiting a settlement from the insurance company. A second problem loan is one with a 66% Small Business Administration ("SBA") guarantee and a balance of $153,239 at

September 30, 2000. The Bank has recorded loan loss provisions for the amount of the loan which is not guaranteed by the SBA and is exploring legal and other remedies for collection.

         Other Non-performing Assets. Other non-performing assets at September 30, 2000 are two residential properties acquired through foreclosure with a carrying value of $48,929 and four repossessed automobiles with a carrying value of $37,308.

         Except as discussed above, at September 30, 2000, there were no loans that were excluded from the table of non-performing assets, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. In addition, the Bank does not have any significant concentrations of real estate loans or commitments in areas experiencing deteriorating economic conditions.

         Federal regulations require each savings association to review its asset quality on a regular basis. In addition, in connection with examinations of such savings associations, federal examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention classification, described as assets which do not currently expose a savings association to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings association to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings association's classifications and amounts reserved. If a savings association does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS District Director. At September 30, 2000, the Bank had $748,261 in assets classified as substandard, $0 in assets classified as doubtful and $54,572 in assets classified as loss.

         At September 30, 2000 the Bank's substandard assets consisted of six loans on residential properties and eight loans on commercial property and consumer loans with an aggregate balance of $662,164 and balances outstanding ranging from $420 to $195,888 and real estate owned and repossessed automobiles of $86,097.

         Allowances for Losses On Loans. In making loans, Citizens Federal recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

     It is management's policy to maintain adequate allowances for estimated losses on the loan portfolio as a whole. Generally, the allowances are based on estimates of the historical loan loss experience, evaluation of economic conditions, and periodic reviews of the Bank's loan portfolio. At September 30, 2000, the Bank's reserve for loan losses was $342,156. During the fiscal year ended September 30, 2000 the Bank made an addition to the provision for loan losses of $50,000. Also during fiscal 2000, the Bank reduced its loan loss provision by $154,500 for loans charged off in prior years.

     Management believes that the current allowance for loan losses which is equal to .67% of gross loans and 19.50% of non-accrual loans, is adequate to cover any potential future loan losses which may exist in the loan portfolio.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. The allowance for loan losses applies primarily to the Bank's mortgage loan portfolio.

                                                                      September 30,
                                                             -----------------------------
                                                                 2000              1999
                                                             ------------       ----------
Real Estate:
  Balance at Beginning of Period..........................   $   310,157        $ 553,797
                                                             -----------        ---------
Loans Charged-Off:
  Residential mortgage....................................        44,573          257,501
  Consumer................................................        39,828           69,089
                                                             -----------        ---------
Total Charge-Offs.........................................        84,401          326,590
                                                             -----------        ---------
Total Recoveries (1)......................................       220,900           37,950
                                                             -----------        ---------
Net Loans Charged-Off (Recovered).........................      (136,499)         288,640
                                                             -----------        ---------
Provision for (Recovery of) Loan Losses...................      (104,500)          45,000
                                                             ------------       ---------
Balance at End of Period (Recoveries).....................   $   342,156        $ 310,157
                                                             ===========        =========
Ratio of Net Charge-Offs to Average
Loans Outstanding During the Period.......................          (.30)%            .66%

-------------
(1) Includes recoveries on residential mortgages of $180,587 and on consumer loans of $40,313.

         For more information on the Bank's loan loss allowance see Note 4 of the Notes to Financial Statements.

         The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                            September 30,
                                          ------------------------------------------------
                                                 2000                         1999
                                          ----------------------   -----------------------
                                                     Percent of                Percent of
                                                     Loans in                   Loans in
                                                    Category to                Category to
                                          Amount    Total Loans     Amount     Total Loans
                                          ------    ------------    ------     -----------
Real estate - mortgage:
  Residential...........................  $ 121,982     63.94%       $ 82,401     63.95%
  Non-residential.......................     91,097     31.08         170,078     30.58
Commercial business.....................     48,537      2.38          31,243      1.98
Consumer................................     80,540      2.60          26,435      3.49
                                          ---------     -----        --------     -----
    Total allowance for loan losses.....  $ 342,156    100.00%       $310,157    100.00%
                                          =========    ======        ========    ======

INVESTMENT ACTIVITIES

         Citizens Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 27.54%.

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

         As of  September  30,  2000,  the  Bank  had  $500,000  and  $3,027,879
classified as investment and mortgage-backed securities held to maturity, respectively, and $8,529,274 and $30,846,887 classified as investment and mortgage-backed securities available for sale, respectively.

           The following table sets forth an analysis of the Bank's investment securities at the dates indicated.

                                                                           September 30,
                                                                 ----------------------------------
                                                                      2000(1)           1999(1)
                                                                 --------------     ---------------

U.S. Treasury and U.S. Government agencies....................  $   9,029,274      $   7,233,203
Mortgage backed securities ...................................     30,816,902         27,592,465
Other securities..............................................      3,057,864          3,708,398
                                                                -------------      -------------
                                                                $  42,904,040      $  38,534,066
                                                                =============      =============

_____________
(1) Includes securities available for sale which had an amortized cost and approximate fair value of $40,099,815 and $39,376,161, respectively, at
     September  30,  2000 and  $34,389,879  and  $33,604,258,  respectively,  at
     September 30, 1999, and securities held to maturity which had an amortized cost and approximate market value of $3,527,879 and $3,506,924, respectively at September 30, 2000 and $4,929,808 and $4,919,789 at September 30, 1999. Securities available for sale consist of U.S. Treasury and U.S. Government agency securities, U.S. Government agency mortgage backed securities (including CMOs) and shares in an adjustable rate mutual fund.

     The following table sets forth the contractual maturities, par values, fair values and average yields for the Bank's investment securities (excluding mortgage-backed securities) at September 30, 2000.

                                                                   At September 30, 2000(1)
                                               ----------------------------------------------------------------------
                                               One Year or Less        One to Five Years       Five to Ten Years
                                               -----------------      -------------------     -------------------
                                                Par       Average      Par        Average       Par       Average
                                               Value       Yield      Value        Yield       Value       Yield
                                               -----      -------     -----       -------      -----      -------
U.S. Government and agency
 obligations................................  $   500,000   5.89%    $ 3,000,000    5.63%   $5,970,000     6.23%
Other investments...........................    3,102,882   6.37              --      --            --       --
                                              -----------            -----------            ----------
     Total..................................  $ 3,602,882            $ 3,000,000            $5,970,000
                                              ===========            ===========            ==========



                                                                   At September 30, 2000(1)
                                                   ------------------------------------------------------
                                                     More than Ten Years       Total Investment Portfolio
                                                   --------------------       ---------------------------
                                                    Par         Average         Par      Fair     Average
                                                   Value         Yield         Value     Value     Yield
                                                   ------       -------       ------     ------   -------
U.S. Government and agency
 obligations.................................     $      --      -- %       $9,470,000  $ 9,025,634  6.02%
Other investments............................            --      --          3,102,882    3,057,864  6.37
                                                  ---------                -----------  -----------
     Total...................................     $      --                $12,572,882  $12,083,498
                                                  =========                ===========  ===========

-------------
(1) Includes investment securities available for sale at September 30, 2000 with an amortized cost and fair value of $11,907,546 and $11,587,138, respectively, and securities held to maturity at September 30, 2000 with an amortized cost of $500,000 and market value of $496,360. Contractual maturities of securities available for sale at September 30, 2000 range from ten months to eight and a half years. Securities available for sale consist of U.S. Treasury and U.S. Government agency securities and shares in an adjustable-rate mutual fund.

     Maturity of Mortgage-Backed Securities Portfolio. The following table sets forth certain information at September 30, 2000 regarding the dollar amount (par value) of mortgage-backed securities maturing (or repricing) in the Bank's portfolio based on their contractual maturity date.

                                                         Due more         Due more than    Due more than     Due more than
                                       Due in one       than one year     two years to     three years      five years to
                                      year or less      to two years      three years     to five years      ten years
                                      after 9-30-00     after 9-30-00     after 9-30-00    after 9-30-00     after 9-30-00
                                      -------------     -------------    ---------------  ---------------   ---------------

Mortgage-backed securities..........   $ 1,298,716     $   642,728       $   687,920      $   1,524,594     $  3,513,535
CMOs................................       435,800         466,682           499,787          1,108,617        2,483,242
                                       -----------     -----------       -----------      -------------     ------------
                                       $ 1,734,516     $ 1,109,410       $ 1,187,707      $   2,633,211     $  5,996,777
                                       ===========     ===========       ===========      =============     ============



                                       Due more than
                                       ten years to     Due more than
                                       fifteen years    fifteen years
                                       after 9-30-00    after 9-30-00        Total
                                      ---------------  ---------------    -----------

Mortgage-backed securities..........    $ 2,634,107     $ 5,677,863       $15,979,463
CMOs................................      2,844,635       7,193,163        15,031,926
                                        -----------     -----------       -----------
                                        $ 5,478,742     $12,871,026       $31,011,389
                                        ===========     ===========       ===========


         The following table sets forth the dollar amount of all mortgage-backed securities due after one year from September 30, 2000.

                                                   Rate Structure for Mortgage-Backed
                                               Securities Maturing in More Than One Year
                                               -----------------------------------------
                                                  Predetermined          Floating or
                                                  Interest Rate        Adjustable Rate
                                                  -------------        ---------------

         Mortgage-backed securities ..............$ 9,706,071            $ 4,974,676
         CMOs.....................................  2,893,745             11,702,381
                                                  -----------            -----------
                                                  $12,599,816            $16,677,057
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

     Deposits in the Bank as of September 30, 2000 were represented by various types of savings programs described below.

  Weighted                                                                                               Percentage
   Average          Minimum                                               Minimum                          of Total
Interest Rate        Term                   Category                       Amount        Balances          Savings
-------------     ----------                --------                      --------       --------        -----------

  .43%             None                   NOW Accounts                     $      --     $  8,755,081       11.47%
 2.27              None                   "Super NOW" Accounts                 1,000        4,699,077        6.15
 2.49              None                   Passbook Accounts                        5       16,464,242       21.57
 5.09              91 Days                Certificates                           500       18,572,682       24.33
 5.93              14 days                Jumbo Certificates(1)              100,000       27,585,937       36.14
  --               N/A                    Accrued interest on deposits            --          257,422         .34
                                                                                         ------------      ------
                                               TOTAL                                     $ 76,334,441      100.00%
                                                                                         ============      ======

___________
(1)      Includes Time Deposit Open Account


         The following table sets forth the savings deposit activities of the Bank for the periods indicated.

                                                                    Year Ended September 30,
                                                                 --------------------------------
                                                                       2000               1999
                                                                 ----------------   -------------

Deposits......................................................  $ 177,448,161      $ 129,937,594
Withdrawals...................................................    175,799,596        131,309,513
                                                                -------------      -------------
     Net (decrease) before interest credited..................     (1,648,565)        (1,371,919)
Interest credited.............................................      2,802,683          2,660,053
                                                                -------------      -------------
  Net increase in savings deposits............................  $   1,154,118      $   1,288,134
                                                                =============      =============

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                             Balance at                                   Balance at
                                            September 30,      % of       Increase       September 30,      % of
                                                2000        Deposits    (Decrease)           1999         Deposits
                                           --------------   --------    ----------      --------------    --------

NOW checking accounts....................  $  8,755,081         11.47%  $    369,974    $  8,385,107       11.15%
Jumbo certificates.......................    27,585,937         36.14      3,131,409      24,454,528       32.53
"Super" NOW checking accounts............     4,699,077          6.15       (339,070)      5,038,147        6.70
Passbook and regular savings.............    16,464,242         21.57       (991,219)     17,455,461       23.22
Certificates of deposit..................    18,572,682         24.33     (1,105,623)     19,678,305       26.18
Accrued interest on deposits.............       257,422           .34         88,647         168,775         .22
                                           ------------        ------   ------------    ------------      ------
TOTAL....................................  $ 76,334,441        100.00%  $  1,154,118    $ 75,180,323      100.00%
                                           ============        ======   ============    ============      ======

         The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                                                        At September 30,
                                                                 ------------------------------
                                                                    2000               1999
                                                                 ----------         ----------

 3.00 -  4.99%..............................................  $   7,827,489     $   33,258,630
 5.00 -  6.99%..............................................     37,609,287         10,469,275
 7.00 -  8.99%..............................................        721,843            397,394
 9.00 - 10.99%..............................................             --              7,534
                                                              -------------     --------------
TOTAL.......................................................  $  46,158,619     $   44,132,833
                                                              =============     ==============

         The following table sets forth the amount and maturities of the Bank's time deposits at September 30, 2000.

                                                                     Amount Due
                                  ---------------------------------------------------------------------------
                                  Less Than                                        After
Rate                              One Year        1-2 Years        2-3 Years       3 Years         Total
----                              --------        ---------        ---------       -------         -----

 3.00 - 4.99%..................   $   5,711,580  $   1,476,543  $     465,300   $     174,066  $   7,827,489
 5.00 - 6.99%..................      32,769,569      2,747,710      1,596,820         495,188     37,609,287
 7.00 - 8.99%..................         443,507        156,965        102,370          19,001        721,843
                                  -------------  -------------  -------------   -------------  -------------
                                  $  38,924,656  $   4,381,218  $   2,164,490   $     688,255  $  46,158,619
                                  =============  =============  =============   =============  =============

         The following table indicates the amount of the Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 2000.

                                                                   Certificates
Maturity Period                                                     of Deposit
---------------                                                    ------------

Three months or less ....................................          $17,142,844
Over three through six months ...........................            9,625,945
Over six through 12 months ..............................              317,148
Over 12 months ..........................................              500,000
                                                                   -----------
      Total .............................................          $27,585,937
                                                                   ===========


         Borrowings. Savings deposits are the primary source of funds for the Bank's lending activities and other general business purposes. However, during periods when the supply of lendable funds cannot meet the demand for such loans, the FHLB System seeks to provide a portion of the funds necessary through loans, called "advances," to its members. Advances may be on a secured or unsecured basis, depending on a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding. During the year ended September 30, 2000 the Bank secured advances totaling $3.10 million.

Subsidiary Activities

         As a federal savings bank, Citizens Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of September 30, 2000, Citizens Federal was authorized to invest up to approximately $3.01 million in the stock of or loans to subsidiaries.

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

                                                                      At          Year Ended September 30,
                                                                  September 30,   ------------------------
                                                                     2000         2000                1999
                                                                     ----         ----               -----
Weighted-average yield on loans granted during
  the period..................................................       8.69%          8.64%            8.39%
Weighted-average yield on all loans during the
  period......................................................       8.66           8.58             8.70
Weighted-average yield on investment securities
 held to maturity during the period...........................       6.08           6.19             6.56
Weighted-average yield on investment securities
  available for sale during the period........................       6.79           6.53             5.70
Weighted average yield on other interest-earning
  assets during  the period...................................       5.96           5.67             4.75
Weighted-average yield on all interest earnings
  assets during the period....................................       7.75           7.54             7.41
Weighted-average effective rate paid on savings
  deposits during the period..................................       4.11           3.78             3.70
Weighted-average rate on Federal Home Loan
  Bank advances...............................................       6.08           5.89             5.68
Weighted-average rate paid on all interest-
  bearing liabilities for the period..........................       4.43           4.06             3.93
Gross margin (spread between weighted-average yield
  on all interest-earning assets during the period and
  total weighted-average rate paid on all interest-
  bearing  liabilities for the period)........................       3.32           3.48             3.48
Net yield (net interest income as a percentage of
  average interest-earning assets)............................       3.32           3.60             3.56


         The Bank has been relatively successful in maintaining the spread between yields earned and rates paid due to an unusually high percentage of deposits being held in passbook and regular savings accounts rather than in higher rate fixed term certificates. In fiscal 2000 the spread between yields earned and rates paid remained the same as the Bank's yield on interest-earning assets increased by .13% and the rates paid on interest-bearing liabilities increased by .13%.

Key Operating Ratios

         The table below sets forth certain performance ratios of the Bank for the periods indicated.

                                                                               Year Ended
                                                                              September 30,
                                                                             ----------------
                                                                              2000       1999
                                                                             -----       ----

Return on Assets (Net Income Divided by Average Total Assets)..........       .52%        .42%
Return on Equity (Net Income Divided by Average Equity)................      6.40        4.95
Equity-to-Assets Ratio (Average Equity Divided by Average
 Total Assets).........................................................      8.11        8.46
Dividend Payout Ratio (Dividends Paid Divided By Net Income)...........     19.53       25.29

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

                                                                 Year Ended September 30,
                                            -------------------------------------------------------------------------------
                                                         2000 vs. 1999                          1999  vs.  1998
                                            --------------------------------------  -------------------------------------
                                                  Increase (Decrease) Due to            Increase (Decrease) Due to
                                            --------------------------------------  -------------------------------------
                                              Volume          Rate        Total       Volume         Rate        Total
                                            ----------    -----------  -----------  ----------   -----------  -----------
Interest Income:
  Loans...................................  $    64,219   $  (129,054) $   (64,835) $    (6,312) $    (9,015) $   (15,327)
  Mortgage-backed securities..............      157,267       104,788      262,055       57,721      (78,479)     (20,758)
  Investments.............................      121,436       113,024      234,460      (28,924)    (137,450)    (166,374)
  Other...................................          342        20,658       21,000      (53,983)     (31,547)     (85,530)
                                            -----------   -----------  -----------  -----------  -----------  -----------
Total interest-earning assets.............      343,264       109,416      452,680      (31,498)    (256,491)    (287,989)
                                            -----------   -----------  -----------  -----------  -----------  -----------

Interest expense:
 Deposits.................................       56,677        51,782      108,459      (71,090)    (146,789)    (217,879)
 FHLB advances............................      143,766        20,352      164,118      (30,913)     (24,467)     (55,380)
                                            -----------   -----------  -----------  -----------  -----------  -----------
  Total interest bearing liabilities......      200,443        72,134      272,577     (102,003)    (171,256)    (273,259)

Net interest income.......................  $   142,831   $    37,282  $   180,103  $    70,505  $   (85,235) $   (14,730)
                                            ===========   ===========  ===========  ===========  ===========  ===========

                                                     Year Ended September 30,
                                            ---------------------------------------
                                                           1998  vs.  1997
                                             -------------------------------------
                                                    Increase (Decrease) Due to
                                             -------------------------------------
                                                Volume          Rate        Total
                                             ----------     ----------  ----------
Interest Income:
  Loans...................................   $   812,174     $ (91,708)  $  720,466
  Mortgage-backed securities..............       321,907       (87,390)     234,517
  Investments.............................      (424,825)      (39,068)    (463,893)
  Other...................................        41,343        (4,981)      36,362
                                             -----------   ------------ -----------
Total interest-earning assets.............       750,599      (223,147)     527,452
                                             -----------   ------------ -----------

Interest expense:
 Deposits.................................       (48,249)      (76,783)    (125,032)
 FHLB advances............................       482,145        40,785      522,930
                                             -----------   -----------  -----------
  Total interest bearing liabilities......       433,896       (35,998)     397,898

Net interest income.......................   $   316,703   $  (187,149) $   129,554
                                             ===========   ===========  ===========

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

         Financial Modernization Legislation. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary savings and loan holding companies formed after May 4, 2000.

         The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in November 2000 with full compliance required by July 1, 2001.

         The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its and the Bank's operations and competitive environment at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at September 30, 2000 of $747,500.

     The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance and small businesses, small farms and small agri-businesses. At September 30, 2000, the Bank had $14.95 million in advances outstanding from the FHLB of Atlanta. See "Sources of Funds -- Borrowings."

     Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptance, highly rated corporate debt and commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average regulatory liquidity ratio of the Bank, with respect to liquid assets, for the month of September 2000 was 27.54%.

     Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 (the "BHCA") and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for both a national bank and a savings institution.

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

         A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At September 30, 2000, the Bank qualified as a QTL.

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

     Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (3% if the institution is rated Composite 1 under the OTS examination rating system) of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of these regulations, Tier 1 capital has the same definition as core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the rule requiring the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings institution. Tangible capital is given the same definition as core capital, but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for subscribed for mortgage servicing rights and subscribed for credit card relationships.

     Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or holding companies. At September 30, 2000, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includible subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's investments in includible subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At September 30, 2000, the Bank's adjusted total assets for purposes of the core and tangible capital requirements, were $101.29 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loan and lease loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, equity investments and that portion of land loans and non-residential construction loans in excess of 80% loan-to-value ratio, other than those deducted from core and tangible capital. As of September 30, 2000, the Bank had $116,932 in equity investments for which OTS regulations required a deduction from total capital.

         The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of September 30, 2000, the Bank's risk-weighted assets were approximately $49.99 million.

         The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 2000.

                                                                                    Percent
                                                                        Amount     of Assets(1)
                                                                        ------     ------------
                                                                        (Dollars in thousands)

          Tangible capital..........................................  $     8,610       8.50%
          Tangible capital requirement..............................        1,519       1.50
                                                                      -----------      -----
             Excess.................................................  $     7,091       7.00%
                                                                      ===========     ======

          Core capital..............................................  $     8,610       8.50%
          Core capital requirement (2)..............................        3,039       3.00
                                                                      -----------      -----
             Excess.................................................  $     5,571       3.50%
                                                                      ===========     ======

          Risk-based capital........................................  $     8,780      17.60%
          Risk-based capital requirement............................        3,997       8.00
                                                                      -----------      -----
             Excess.................................................  $     4,783       9.60%
                                                                      ===========     ======

____________
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

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

     At September 30, 2000, the Bank exceeded all regulatory minimum capital requirements.

     Prompt Corrective Regulatory Action. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

         Under the implementing regulations, the federal banking regulators, including the OTS, generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

                                                     Adequately                                    Significantly
                           Well Capitalized          Capitalized         Undercapitalized        Undercapitalized
                           ----------------          -----------         ----------------        ----------------
Total risk-based
    capital ratio          10.0% or more             8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio           6.0% or more             4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio              5.0% or more             4.0% or more *      Less than 4.0% *        Less than 3.0%

-----------
*  3.0% if institution has a composite 1 CAMELS rating.

         A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

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

     The SAIF deposit insurance assessment rate set by the FDIC is zero for "well capitalized" institutions with the highest supervisory ratings and 0.27% of insured deposits for institutions in the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions paid assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts, BIF members were assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members are assessed at the same rate for FICO payments.

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

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $44.3 million of transaction accounts plus 10% on the remainder. Because required reserves must be maintained in the form of vault cash or in a non interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2000, the Bank met its reserve requirements.

     Dividend Restrictions. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Bank's conversion to stock form.

     Savings institutions must submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if
(x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

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

         Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the

Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

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

         OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal savings institution qualifies as a QTL or as a "domestic building and loan institution" under ss.7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the savings institution in the state would qualify such branches taken as a whole for treatment as a QTL or for a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the savings institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the savings institution's record of compliance with the CRA in connection with any branch application.

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

         Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of September 30, 2000, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $69,000.

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

         The Bank has been audited by the IRS or the statute of limitations has expired with respect to consolidated federal income tax returns through the year ended September 30, 1992. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

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

PERSONNEL

         As of September 30, 2000, the Bank had 31 full-time employees and two part-time employees. The employees are not represented by a collective bargaining group. The Bank considers its relations with its employees to be excellent.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         W. Kent McGriff is 43 years old and joined Citizens Federal in February 1987. He currently serves as Executive Vice President and Chief Financial Officer. From May 1985 through January 1987 he worked in real estate development and management, and from September 1982 through April 1985 he worked for a private accounting firm as a public accountant.

         Cynthia D. Nalls is 35 years old and joined Citizens Federal in June 1993. She currently serves as Executive Vice President and Chief Operations Officer. Prior to coming to the Bank, she was an audit manager at KPMG Peat Marwick LLP where she served financial institutions throughout the state of Alabama including Citizens Federal.

ITEM 2.  PROPERTIES
-------------------

         In October 1996, the Bank moved to a new 19,000 square foot main office located at 1700 Third Avenue North, Birmingham, which it owns. The Bank's investment in its main office and adjacent property was $3,204,138 at September 30, 2000.

         In May 1984, the Bank opened a branch office in Eutaw, Alabama. This owned branch office has approximately 3,200 square feet and the net book value of the Bank's investment in this branch at September 30, 2000 was $169,804.

         In July 1991, the Bank opened a branch office in Birmingham, Alabama at 2100 Bessemer Road. This owned branch office has approximately 2,800 square feet of space and the net book value of the Bank's investment in this branch as of September 30, 2000 was $270,894.

         As of September 30, 2000, the net book value of the Bank's investment in the premises, furniture and equipment owned by the Bank was $3,644,836.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

         The information contained under the caption "Market Information, Capital Stock and Retained Earnings" in the Annual Report to Stockholders for the fiscal year ended September 30, 2000 ("Annual Report") is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         The registrant, within the 24 months before the date of the most recent financial statements, has not had any disagreements with its independent auditor on accounting and financial disclosures, and has not changed its accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         For information on the Company's Directors, the information contained under the section "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

         For information on the Company's Executive Officers, reference is made to "Part I -- Business -- Executive Officers Who Are Not Directors" which is incorporated herein by reference.

         For information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, the information contained under the section captioned "Beneficial Ownership Reports" in the Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
         (a)(1) Financial  Statements - The Financial Statements and Independent
                ---------------------
Auditors' Report included in the 2000 Annual Report, listed below, are incorporated herein by reference.

         Independent Auditors' Report

         Financial Statements:

               Consolidated Balance Sheets as of September 30, 2000 and 1999

               Consolidated  Statements of  Operations  for Each of the Years in
                    the Three-Year Period Ended September 30, 2000
               Consolidated Statements of Stockholders' Equity and Comprehensive
                    Income (Loss) for Each of the Years in the Three-Year Period Ended September 30, 2000
               Consolidated  Statements  of Cash  Flows for Each of the Years in
                    the Three-Year Period Ended September 30, 2000
               Notes to Consolidated Financial Statements.

         (a)(2)  Financial   Statement   Schedules  -  All  financial  statement
                 ---------------------------------
schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

         (a)(3)  Exhibits - The following  exhibits are either filed or attached
                 --------
as part of this report or are incorporated herein by reference.

         Exhibit 3.1    Certificate of Incorporation of CFS Bancshares, Inc. *
         Exhibit 3.2    Bylaws of CFS Bancshares, Inc. *
         Exhibit 10.1   Citizens Federal Savings Bank Stock Option Plan *
         Exhibit 10.2   Employment Contract of President Bunny Stokes, Jr. *
         Exhibit 13     2000 Annual Report to Stockholders
         Exhibit 21     Subsidiaries of the Registrant
         Exhibit 27     Financial Data Schedule
[FN]
------------
o Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

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

                                           CITIZENS FEDERAL SAVINGS BANK


Date:    December 29, 2000                 By:/s/ Bunny Stokes
                                              ----------------------------------
                                              Bunny Stokes, Jr., President
                                              Duly Authorized Representative

         Pursuant to the requirements of the Securities Exchange Act 2 of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Bunny Stokes, Jr.                              Date:  December 29, 2000
    ---------------------------------------------
    Bunny Stokes, Jr.
    Principal Executive Officer and Director



By: /s/ W. Kent McGriff                                Date:  December 29, 2000
    ---------------------------------------------
    W. Kent McGriff
    Principal Financial and Accounting Officer


By: /s/ Rev. John T. Porter                            Date:  December 29, 2000
    ---------------------------------------------
    Rev. John T. Porter, Director

By: /s/ Odessa Woolfolk                                Date:  December 29, 2000
    ---------------------------------------------
    Odessa Woolfolk, Director


By: /s/ James W. Coleman                               Date:  December 29, 2000
    ---------------------------------------------
    James W. Coleman, Director