Form 10QSB
period 2000-12-31
CFS BANCSHARES INC
filed 2001-02-14
CIK 1065215

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
--------------------------------------------------------------------------------

                                   Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2000

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


                  Number of shares outstanding of common stock
                               as of December 31, 2000

$0.01 par value common stock                                  130,000 shares
----------------------------                          --------------------------
            Class                                             Outstanding

                       CFS BANCSHARES, INC. AND SUBSIDIARY



                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION:                                         PAGE NO.


Consolidated Balance Sheets at December 31, 2000
and September 30, 2000 (unaudited)                                        -3-


Consolidated Statements of Operations for the Three Months
 Ended December 31, 2000 and 1999 (unaudited)                             -4-


Consolidated  Statements  of Cash Flows for the Three Months
 Ended  December 31, 2000 and 1999 (unaudited)                            -6-

Consolidated  Statements  of  Comprehensive  Income for the Three
 Months  ended December 31, 2000 and 1999 (unaudited)                     -8-

Notes to Consolidated Financial Statements                                -9-


Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      -10-


PART II - OTHER INFORMATION                                              -13-

SIGNATURES                                                               -14-

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          December 31,         September 30,
                                                                             2000                   2000
           ASSETS
           ------
Cash and amounts due from depository
 institutions                                                             $ 4,024,587             2,918,542
Federal funds sold and overnight deposits                                   1,975,533               675,813
                                                                         ------------          ------------
   Total cash and cash equivalents                                          6,000,120             3,594,355

Interest bearing deposits                                                     163,142               163,142
Investment securities held to maturity (fair value of
  $2,714,566 and $3,506,924 respectively)                                   2,709,103             3,527,879
Investment securities available for sale, at fair value (cost of
  $39,798,163 and $40,099,815, respectively)                               39,806,632            39,376,161
Federal Home Loan Bank stock                                                  747,500               747,500
Loans receivable, net of allowances                                        46,976,509            48,238,040
Premises and equipment, net                                                 3,605,212             3,644,836
Real estate acquired by foreclosure                                            86,237                86,237
Accrued interest receivable on investment securities                          137,741               149,907
Accrued interest receivable on mortgage-backed securities                     175,979               185,749
Accrued interest receivable on loans                                          371,380               324,482
Other assets                                                                  357,902               525,440
                                                                         ------------          ------------

          Total assets                                                   $101,137,457           100,563,728
                                                                         ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing deposits                                                 $76,783,564            76,334,441
Advance payments by borrowers for
 taxes and insurance                                                           94,565               267,533
Other liabilities                                                             583,509               725,003
Employee Stock Ownership Plan debt                                             64,000                64,000
FHLB advances                                                              14,950,000            14,950,000
                                                                         ------------          ------------
   Total liabilities                                                       92,475,638            92,340,977

Stockholders' Equity:
Common stock                                                                  130,000               130,000
Additional paid-in-capital                                                  1,187,008             1,184,758
Retained earnings                                                           7,388,878             7,422,368
Accumulated other comprehensive income (loss)                                   5,419              (463,139)
Unearned common stock held by ESOP                                            (49,486)              (51,236)
                                                                         ------------          ------------
   Total stockholders' equity                                               8,661,819             8,222,751
                                                                         ------------          ------------

          Total liabilities and stockholders' equity                     $101,137,457           100,563,728
                                                                         ============          ============

          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended
                                                      December 31,
                                                2000               1999
INTEREST INCOME:
Interest and fees on loans                   $1,038,243            961,326
Interest and dividend income
 on investment securities                       160,878            119,389
Interest income on
 mortgage-backed securities                     574,756            474,560
Other interest income                            37,118             53,563
                                             ----------         ----------
Total interest income                         1,810,995          1,608,838

Interest on deposits                            783,733            659,631
Interest on FHLB advances                       231,010            162,513
                                             ----------         ----------
Total interest expense                        1,014,743            822,144

         Net interest income                    796,252            786,694
Provision for loan losses                             -                  -
                                             ----------         ----------
         Net interest income after
          provision for loan losses             796,252            786,694

OTHER INCOME:
Service charges on deposits                      88,592            116,705
Gain (loss) on sale of assets                     1,980                934
Gain on sale of securities                       12,813                  -
Other                                             5,483              7,294
                                             ----------         ----------
  Total other income                            108,868            124,933

EXPENSES:
Salaries and employee benefits                  357,379            320,905
Net occupancy expense                            34,962             27,304
Federal insurance premium                        11,109             23,589
Data processing expenses                         53,294             50,902
Professional services                            87,422             92,331
Depreciation and amortization                    65,261             78,130
Advertising expense                              22,650             19,095
Office supplies                                  21,369             20,336
Insurance expense                                16,641             15,799
Other                                           134,570            109,820
                                             ----------         ----------
 Total other expense                            804,657            758,211
                                             ----------         ----------
Income before income taxes                      100,463            153,416
Income tax expense                               36,453             58,169
                                             ----------         ----------
Net income                                   $   64,010         $   95,247
                                             ==========         ==========

          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended
                                                      December 31,
                                                2000               1999

Basic earnings per common share              $     0.51         $     0.76
                                             ==========         ==========

Basic average shares outstanding                126,671            125,870
                                             ==========         ==========

Diluted earnings per common share            $     0.48         $     0.72
                                             ==========         ==========

Diluted average shares outstanding              134,471            133,070
                                             ==========         ==========

Dividends declared and paid
 per common share                            $     0.75         $     0.75
                                             ==========         ==========

          See accompanying notes to consolidated financial statements.

                                  CFS BANCSHARES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                               Three Months Ended
                                                                                  December 31,
                                                                             2000             1999
Cash flows from operating activities:
Net income                                                                     $ 64,010           95,247
Adjustments to reconcile net income to
 net cash provided by operating activities
  Depreciation and amortization                                                  65,261           78,130
  Compensation expense recognized on ESOP allocation                              4,000            3,500
  Net amortization of premium on investment securities                            8,416           16,036
  Gain on sale of investment securities available for sale                       12,813                -
  Decrease in deferred gain on sale of REO                                       (1,980)            (834)
  Decrease (increase) in accrued interest receivable                            (24,962)          18,377
  Decrease (increase) in other assets                                          (119,673)         496,692
  Decrease in accrued interest on deposits                                      (54,959)         (12,628)
  Increase (decrease) in other liabilities                                     (141,494)          60,252
                                                                            -----------       ----------
Net cash provided by (used in) operating activities                            (188,568)         754,772

Cash flows from investing activities:
Purchase of investment securities available for sale                         (3,283,621)         (52,580)
Net change in loans                                                           1,261,531          126,585
Proceeds from sale of investment securities
 available for sale                                                           2,878,190                -
Proceeds from principal collected on
 investment securities held to maturity                                         817,701          227,650
Proceeds from principal collected on
 investment securities available for sale                                       712,555        1,282,281
Purchase of premises and equipment                                              (25,637)         (37,804)
                                                                            -----------       ----------
  Net cash provided by investing activities                                   2,360,719        1,546,132


          See accompanying notes to consolidated financial statements.

                                  CFS BANCSHARES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                                   Three Months Ended
                                                                                     December 31,
                                                                                 2000             1999
Cash flows from financing activities:

Net increase (decrease) in interest bearing deposits                            504,082       (3,275,132)
Decrease in FHLB advances                                                             -         (650,000)
Decrease in advance payments by
 borrowers for taxes and insurance                                             (172,968)        (207,809)
Cash dividends                                                                  (97,500)         (97,500)
                                                                            -----------       ----------
   Net cash provided by (used in)  financing activities                         233,614       (4,230,441)

Net increase in cash and cash equivalents                                     2,405,765       (1,929,537)

Cash and cash equivalents at beginning of period                              3,594,355        7,689,451
                                                                            -----------       ----------

Cash and cash equivalents at end of period                                  $ 6,000,120        5,759,914
                                                                            ===========       ==========
Supplemental information on cash payments
  Interest paid                                                             $   838,692          674,693
  Taxes paid                                                                $   136,000          180,000


          See accompanying notes to consolidated financial statements.

                             CFS BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          (Unaudited)

                                                                          Three months ended
                                                                            December 31,
                                                                         2000             1999

Net income                                                              $ 64,010         95,247

Other comprehensive income, before tax:
    Unrealized holding gain (loss) arising
      during the period                                                  744,935        (62,415)
    Less reclassification adjustment for gain on
      securities available for sale                                       12,813              -
                                                                       ---------       --------

          Total other comprehensive income (loss), before tax            732,122        (62,415)

Income tax expense (benefit) related to other
 comprehensive income:
   Unrealized holding gain (loss) on available
     for sale securities                                                 267,920        (22,470)
   Less reclassification adjustment for gains on
     securities available for sale                                         4,356              -
                                                                       ---------       --------
          Total income tax expense (benefit) related to
            other comprehensive income                                   263,564        (22,470)
                                                                       ---------       --------

          Total other comprehensive income (loss), net of tax            468,558        (39,945)
                                                                       ---------       --------

          Total comprehensive income                                   $ 532,568         55,302
                                                                       =========       ========

          See accompanying notes to consolidated financial statements.

                      CFS BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of financial position of the Company and the results of operations for the three month periods ended December 31, 1999 and 2000. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.

2.  RECLASSIFICATIONS

Certain  items  in  the  1999  consolidated   financial   statements  have  been
reclassified to conform to current year classifications.

3.  NET INCOME PER SHARE

Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended December 31, 2000 and 1999.

                                                                 2000              1999
                                                                 ----              ----
Diluted earnings per share:

  Weighted average common shares outstanding                  126,671           125,870
  Net effect of the assumed exercise of stock
    options based on the treasury stock method
    using average market price for the quarter                  7,800             7,200
                                                              -------           -------

  Total weighted average common shares and
    potential common stock outstanding                        134,471           133,070
                                                              =======           =======

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 122, as amended, was effective for financial statements for the first quarter of fiscal years beginning after June 15, 2000. Management does not expect SFAS 133 to have an impact on the financial statements of the Company.

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW
--------
Net income for the three months ended December 31, 2000 was $64,010 a decrease of $31,237 or 32.80% when compared to the three months ended December 31, 1999. The decrease in net earnings resulted primarily from a decline in other income and an increase in operating expenses.

NET INTEREST INCOME
-------------------
Net interest income is the difference between the interest and fees earned on loans, securities and other interest earning assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Bank's deposits and FHLB advances are primarily short term in nature and reprice faster than the Bank's interest earning assets, consisting mainly of loans and mortgage backed securities, which generally have longer maturities. The mix of the Bank's interest earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Bank's interest bearing liabilities increased 40 basis points from 4.04% for the three month period ended December 31, 1999 to 4.44% during the three month period ended December 31, 2000 while the yield on interest earning assets increased 17 basis points from 7.65% for the three month period ended December 31, 1999 to 7.82% for the comparable period in the current fiscal year.

The decrease in the net interest spread of 23 basis points was offset by increases in the average balances of net interest earning assets when comparing the three month period ended December 31, 2000 to the three month period ended December 31, 1999. The Bank's net interest income increased by $9,558 or 1.21% from $786,694 for the three month period ended December 31, 1999 to $796,252 for the three month period in the current fiscal year.

OTHER INCOME
------------
Other income decreased from $124,933 for the three month period ended December 31, 1999 to $108,868 for the comparable period in the current fiscal year. A decrease in services charges on deposits of $28,113 was partially offset by an increase in gains on sale of securities of $12,813 when comparing the three months  ended  December  31, 2000 to the  comparable  period in the prior fiscal year. The decline in service charges resulted from the charge off of non-sufficient fund fees on overdrawn accounts which the bank deemed uncollectible.

OTHER EXPENSE
-------------
The Bank's other expense increased by 6.13% or $46,446 from $758,211 for the three month period ended December 31, 1999 to $804,657 for the comparable period in the current year. Salaries and employee benefits and other expense increased by $36,474 and $24,750 respectively when comparing the three months ended December 31, 1999 to the three month period ended December 31, 2000. The increase in salaries and employee benefits resulted from a modest increase in the number of employees and an average increase in salaries of approximately of 3.00% over the prior fiscal year. The increase in other expense resulted from expensing insurance deductibles related to a legal issue and from additional expenses associated with maintaining assets acquired through foreclosure or repossession. The increases described above were partially offset by decreases in federal insurance premiums and depreciation and amortization of $12,480 and $12,869, respectively.

REVIEW OF FINANCIAL CONDITION
-----------------------------
Significant factors affecting the Bank's financial condition from September 30, 2000 to December 31, 2000 are detailed below:

ASSETS
------
Total assets increased $573,729 or.57% from $100,563,728 at September 30, 2000 to $101,137,457 at December 31, 2000. Increases in cash and cash equivalents of $2,405,765 were partially offset by decreases in investment securities held to maturity and net loans receivable of $818,776 and $1,261,531, respectively.

LIABILITIES
-----------
Total liabilities increased $134,661 or .15% between September 30, 2000 and December 31, 2000. The increase resulted from an increase in the Bank's interest bearing deposits of $449,123 from $76,334,441 at September 30, 2000 to $76,783,564 at December 31, 2000. The modest increase in deposits was offset by decreases in advance payments by borrowers for taxes and insurance and other liabilities of $172,968 and $141,494, respectively.

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

At December 31, 2000 the Bank had $862,897 in assets classified as substandard including assets acquired by foreclosure or repossession of $86,237, no assets classified as doubtful, and $57,113 in assets classified as loss. A specific loan loss allowance has been established for all loans classified as loss. At September 30, 2000 the Bank had $748,261 in assets classified as substandard including real estate acquired by foreclosure of $86,237, no assets classified as doubtful, and $54,572 in assets classified as loss.

The allowance for loan losses was $351,553 at December 31, 2000. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be made as circumstances warrant.

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

INFORMATION ABOUT FORWARD LOOKING STATEMENTS
--------------------------------------------
Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Bank or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Bank's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB. If any of these assumptions or opinions prove incorrect, any forward-looking statement made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

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

At December 31, 2000 the Bank satisfied all regulatory requirements. The Bank's compliance with the current standards is as follows:

                                                       For  capital            Well
                                  Actual            adequacy purposes       capitalized
                                  ------            -----------------     ----------------
                             Amount     Ratio       Amount      Ratio     Amount     Ratio
                             ------     -----       ------      -----     ------     -----
Total capital
(to risk weighted assets)  $8,833,755   17.63%     4,008,880    8.00%     5,011,100  10.00%
Tier I capital
(to risk weighted assets)  $8,652,400   17.27%     2,004,440    4.00%     3,006,660   6.00%
Tier I capital
(to average assets)        $8,652,400    8.56%     4,032,960    4.00%     5,041,200   5.00%


Reconciliation of capital:            Risk Weighted   Tier I Capital
                                        Capital

Total stockholders' equity (GAAP)      $8,657,819      $8,657,819
Unrealized gain on securities - AFS        (5,419)         (5,419)
Allowance for loan losses                 297,000               -
Equity investments                       (115,645)
         Total                         $8,833,755      $8,652,400

                  CITIZENS FEDERAL SAVINGS BANK AND SUBSIDIARY

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

None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of CFS Bancshares, Inc. was held on January 24, 2001 for the purpose of considering and acting upon the election of two directors to serve a three-year term. The result of the election in which 88,602 out of 130,000 possible votes was as follows:

                                                                 Votes Against
                                                    Votes For     or Withheld
James W. Coleman as Director                          85,287         3,315
Rev. John T. Porter as Director                       85,262         3,340

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



Date: February 13, 2001               By: /s/ Bunny Stokes, Jr.
     --------------------------           ---------------------------------
                                          Bunny Stokes, Jr.
                                          Chairman/CEO
                                          (principal executive officer)


Date: February 13, 2001               By: /s/ W. Kent McGriff
     --------------------------           ---------------------------------
                                          W. Kent McGriff
                                          Executive Vice President
                                          (principal financial and accounting
                                             officer)