Form 10QSB
period 2001-03-31
CFS BANCSHARES INC
filed 2001-05-15
CIK 1065215

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
--------------------------------------------------------------------------------

                                   Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
       THE EXCHANGE ACT

For the transition period from ____________ to ___________________.


Commission File Number: 0-24625


                              CFS Bancshares, Inc.
  ----------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

        Delaware                                     63-1207881
----------------------------                    ---------------------
(State or other jurisdiction of                     IRS Employer
incorporation or organization)                  Identification Number


  1700 3rd Avenue North
  Birmingham, Alabama                                 35203
---------------------------                         ----------
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


                  Number of shares outstanding of common stock
                              as of March 31, 2001

$0.01 par value common stock                           130,000 shares
----------------------------                      --------------------------
         Class                                          Outstanding

                       CFS BANCSHARES, INC. AND SUBSIDIARY



                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION:                                         PAGE NO.


Consolidated Balance Sheets at March 31, 2001
  and September 30, 2000 (unaudited)                                    -3-


Consolidated Statements of Operations for the
  Three Months and Six Months Ended March 31, 2001
  and 2000 (unaudited)                                                  -4-


Consolidated Statements of Cash Flows for the
  Three Months and Six Months Ended March 31,
  2001 and 2000 (unaudited)                                             -6-

Consolidated Statements of Comprehensive Income
  for the Three Months and Six Months Ended March
  31, 2001 and 2000 (unaudited)                                         -8-

Notes to Consolidated Financial Statements                              -9-


Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     -10-

Market Risk                                                             -13-

PART II - OTHER INFORMATION                                             -14-

SIGNATURES                                                              -15-

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     March 31,      September 30,
                                                                       2001             2000
   ASSETS
   ------
Cash and amounts due from depository
 institutions                                                      $   2,118,607        2,918,542
Federal funds sold and overnight deposits                              3,714,568          675,813
                                                                   -------------    -------------
   Total cash and cash equivalents                                     5,833,175        3,594,355

Interest bearing deposits                                                163,142          163,142
Investment securities held to maturity, at cost (fair value of
  $1,809,920 and $3,506,924, respectively)                             1,786,565        3,527,879
Investment securities available for sale, at fair value (cost of
  $44,955,166 and $40,099,815, respectively)                          45,488,283       39,376,161
Federal Home Loan Bank stock                                             747,500          747,500
Loans receivable (net of allowance for loan loss
  of $354,322 and $342,156, respectively)                             44,859,837       48,238,040
Premises and equipment, net                                            3,549,105        3,644,836
Real estate acquired by foreclosure                                       99,986           86,237
Accrued interest receivable on investment securities                     318,121          335,656
Accrued interest receivable on loans                                     354,961          324,482
Other assets                                                             696,352          525,440
                                                                   -------------    -------------

          Total assets                                             $ 103,897,027      100,563,728
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing deposits                                          $  78,631,351       76,334,441
Advance payments by borrowers for
 taxes and insurance                                                     157,447          267,533
Other liabilities                                                        889,574          725,003
Employee Stock Ownership Plan debt                                        56,000           64,000
FHLB advances                                                         14,950,000       14,950,000
                                                                   -------------    -------------
   Total Liabilities                                                  94,684,372       92,340,977

Stockholders' Equity:
Common stock                                                             130,000          130,000
Additional paid-in-capital                                             1,189,157        1,184,758
Retained earnings                                                      7,591,939        7,422,368
Accumulated other comprehensive income (loss)                            341,195         (463,139)
Unearned common stock held by ESOP                                       (39,636)         (51,236)
                                                                   -------------    -------------
   Total Stockholders' Equity                                          9,212,655        8,222,751
                                                                   -------------    -------------

          Total liabilities and stockholders' equity               $ 103,897,027      100,563,728
                                                                   =============    =============

          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended          Six Months Ended
                                                 March 31,                  March 31,
                                            2001          2000          2001        2000

INTEREST INCOME:
Interest and fees on loans                 1,131,512      950,775     2,169,755    1,912,101
Interest and dividend income
 on investment securities                    162,150      123,754       323,028      243,143
Interest income on
 mortgage-backed securities                  573,384      474,722     1,148,140      949,282
Other interest income                         51,528       44,140        88,646       97,703
                                          ----------   ----------    ----------   ----------
Total interest income                      1,918,574    1,593,391     3,729,569    3,202,229

Interest on deposits                         770,907      669,116     1,554,640    1,328,747
Interest on FHLB advances                    203,954      157,748       434,964      320,261
                                          ----------   ----------    ----------   ----------
Total interest expense                       974,861      826,864     1,989,604    1,649,008

         Net interest income                 943,713      766,527     1,739,965    1,553,221
Provision for (recovery of) loan losses           --     (100,000)           --     (100,000)
                                          ----------   ----------    ----------   ----------
         Net interest income after
          provision for loan losses          943,713      866,527     1,739,965    1,653,221

OTHER INCOME:
Service charges on deposits                  109,553      107,313       198,145      224,018
Gain (loss) on sale of assets                    743       (2,721)        2,723       (1,787)
Gain (loss) on sale of securities              1,401       (6,125)       14,214       (6,125)
Other                                          7,437        7,303        12,920       14,597
                                          ----------   ----------    ----------   ----------
  Total Other Income                         119,134      105,770       228,002      230,703

EXPENSES:
Salaries and employee benefits               376,724      334,668       734,103      655,573
Net occupancy expense                         38,222       30,857        73,184       58,161
Federal insurance premium                     11,322       10,084        22,431       33,673
Data processing expenses                      56,139       52,690       109,433      103,592
Professional services                         26,723       55,865       114,145      148,196
Depreciation and amortization                 64,437       70,734       129,698      148,864
Advertising expense                            9,255       16,067        31,905       35,162
Office supplies                                7,427       16,113        28,796       36,449
Insurance expense                             16,960       13,569        33,601       29,368
Other                                        137,059      113,832       271,629      223,652
                                          ----------   ----------    ----------   ----------
 Total other expense                         744,268      714,479     1,548,925    1,472,690
                                          ----------   ----------    ----------   ----------
Income before income taxes                   318,579      257,818       419,042      411,234
Income tax expense                           115,564       95,690       152,017      153,859
                                          ----------   ----------    ----------   ----------
Net Income                                $  203,015      162,128       267,025      257,375
                                          ==========   ==========    ==========   ==========
Basic earnings per common share           $     1.60         1.28          2.11         2.03
                                          ==========   ==========    ==========   ==========


          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three Months Ended     Six Months Ended
                                          March 31,             March 31,
                                       2001       2000      2001       2000



Basic average shares outstanding       126,771   126,545   126,721      126,495
                                     =========   =======   =======   ==========

Diluted earnings per common share    $    1.51      1.24      1.99         1.96
                                     =========   =======   =======   ==========

Diluted average shares outstanding     134,571   130,745   134,521      130,975
                                     =========   =======   =======   ==========

Dividends declared and paid
 per common share                    $      --        --      0.75         0.75
                                     =========   =======   =======   ==========

          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                       March 31,
                                                                                  2001            2000
Cash flows from operating activities:
Net income                                                                  $    267,025         257,375
Adjustments to reconcile net income to
 net cash provided by operating activities
  Loan loss provision                                                                 --          50,000
  Depreciation and amortization                                                  129,698         148,864
  Compensation expense recognized on ESOP allocation                               8,000           7,000
  Net amortization of premium on investment securities                            19,726          31,699
  Loss on sale of investment securities held to maturity                              --           2,042
  Loss (gain) on sale or call of investment securities available for sale        (14,214)          4,083
  Loss (gain) on sale of real estate acquired by foreclosure                      (2,723)          1,887
  Increase (decrease) in deferred gain on sale of REO                             (2,674)            935
  Increase in accrued interest receivable                                        (12,944)        (47,814)
  Decrease (increase) in other assets                                           (170,912)        487,623
  Increase (decrease) in accrued interest on deposits                           (113,651)          4,518
  Decrease in other liabilities                                                 (282,334)       (202,575)
                                                                            ------------    ------------
Net cash provided by operating activities                                       (175,003)        745,637

Cash flows from investing activities:
Purchase of interest-bearing deposits                                                 --          (1,618)
Purchase of investment securities available for sale                         (10,077,554)     (6,835,969)
Proceeds from sale of investment securities held to maturity                          --         118,111
Proceeds from sale of investment securities available for sale                 3,871,940         453,861
Proceeds from call of investment securities held to maturity                     500,000              --
Proceeds from principal collected on
 investment securities held to maturity                                        1,239,351         465,142
Proceeds from principal collected on
 investment securities available for sale                                      1,346,714       2,214,293
Net change in loans                                                            3,339,947        (535,226)
Purchase of premises and equipment                                               (33,967)        (49,033)
Proceeds from sale of real estate acquired by foreclosure                         24,417          18,097
                                                                            ------------    ------------
  Net cash used in investing activities                                          210,848      (4,152,342)

          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                       March 31,
                                                                 2001            2000

Cash flows from financing activities:

Net increase (decrease) in interest bearing deposits           2,410,561       (588,068)
Decrease in advance payments by
 borrowers for taxes and insurance                              (110,086)      (157,946)
Net proceeds from FHLB advances                                       --        100,000
Cash dividends                                                   (97,500)       (97,500)
                                                             -----------    -----------
   Net cash provided by (used in) financing activities         2,202,975       (743,514)

Net increase (decrease) in cash and cash equivalents           2,238,820     (4,150,219)

Cash and cash equivalents at beginning of period               3,594,355      7,689,451
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $ 5,833,175      3,539,232
                                                             ===========    ===========

Supplemental information on cash payments:
  Interest paid                                              $ 2,103,255      1,653,526
  Income taxes paid                                              206,000        275,500

Supplemental information on noncash transactions:
  Loans transferred to real estate acquired by foreclosure   $    38,256             --

          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                       Three months ended         Six months ended
                                                                            March 31,                March 31,
                                                                         2001        2000         2001       2000
Net income                                                            $ 203,015     162,128      267,025     257,375

Other comprehensive income, before tax:
    Unrealized holding (losses) gains arising
      during the period                                                 526,049     (68,224)   1,270,985    (159,878)
    Less reclassification adjustment for gains (losses) on
      securities available for sale                                       1,401      (6,125)      14,214      (6,125)
                                                                      ---------   ---------    ---------   ---------

          Total other comprehensive income, before tax                  524,648     (62,099)   1,256,771    (153,753)

Income tax expense (benefit) related to other comprehensive income:
   Unrealized holding gain (loss) on available
     for sale securities                                                189,378     (24,482)     457,554     (60,754)
   Less reclassification adjustment for gains (losses) on
     securities available for sale                                          505      (2,328)       5,117      (2,328)
                                                                      ---------   ---------    ---------   ---------
          Total income tax expense (benefit) related to
            other comprehensive income                                  188,873     (22,154)     452,437     (58,426)
                                                                      ---------   ---------    ---------   ---------

          Total other comprehensive income (loss), net of tax           335,775     (39,945)     804,334     (95,327)
                                                                      ---------   ---------    ---------   ---------

          Total comprehensive income                                  $ 538,790     122,183    1,071,359     162,048
                                                                      =========   =========    =========   =========


          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of financial position of the Company and the results of operations for the three month and six month periods ended March 31, 2000 and 2001. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.

2.   RECLASSIFICATIONS

Certain  items  in  the  2000  consolidated   financial   statements  have  been
reclassified to conform to current year classifications.

3.   NET INCOME PER SHARE

Presented below is a summary of the components used to calculated diluted earnings per share for the three months and six months ended March 31, 2001 and 2000.

                                               Three months ended        Six months ended
                                                    March 31,                 March 31,
                                                2001         2000          2001        2000
                                               ----------------------------------------------
Weighted average common shares outstanding     126,771      126,545      126,721      126,495
Net effect of the assumed exercise of stock
  options based on the treasury stock method
  using average market price for the quarter     7,800        4,200        7,800        4,480
                                               ----------------------------------------------
Total weighted average common shares and
  potential common stock outstanding           134,571      130,745      134,521      130,975
                                               ==============================================


4.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended, was effective for financial statements for the first quarter of fiscal years beginning after June 15, 2000. Adoption of SFAS 133 did not have an impact on the financial statements of the Company.

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW
--------

Net income for the six months ended March 31, 2001 was $267,025 an increase of $9,650 or 3.75% when compared to the six months ended March 31, 2000. The increase in net income resulted primarily from an increase in net interest income that was partially offset by an increase in operating expenses. During the six months ended March 31, 2000 the Bank benefited from a net loan loss recovery of $100,000 while there was no such recovery during the current period. Net income for the three months ended March 31, 2001 was $203,015 an increase of $40,887 or 25.22% as compared to net income during the three months ended March 31, 2000 of $162,128.

NET INTEREST INCOME
-------------------

Net interest income is the difference between the interest and fees earned on loans, securities and other interest earning assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Bank's deposits and FHLB advances are primarily short term in nature and reprice faster than the Bank's interest earning assets, consisting mainly of loans and mortgage backed securities, which generally have longer maturities. The mix of the Bank's interest earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Bank's interest bearing liabilities increased 28 basis points from 4.04% for the six month period ended March 31, 2000 to 4.32% during the six month period ended March 31, 2001 while the yield on interest earning assets increased 31 basis points from 7.65% for the six month period ended March 31, 2000 to 7.96% for the comparable period in the current fiscal year.

The Bank's net interest income increased by $186,744 or 12.02% from $1,553,221 for the six month period ended March 31, 2000 to $1,739,965 for the six month period in the current fiscal year. Net interest income for the three months ended March 31, 2001 increased by $177,186 or 23.11% from $766,527 for the three months ended March 31, 2000 to $943,713 for the three months ended March 31, 2001. The increase in net interest income is primarily the result of an increase in interest bearing assets of approximately $9,000,000 which occurred between March 31, 2000 and March 31, 2001.

OTHER INCOME
------------

Other income decreased from $230,703 for the six month period ended March 31, 2000 to $228,002 for the comparable period in the current fiscal year. A decline in service charges on deposits of $25,873 when comparing the six months ended March 31, 2001 to the comparable period in the prior fiscal year was offset by increases in gains on sale of securities and gains on sale of assets (foreclosed or repossessed assets). During the three months ended March 31, 2001 other income increased by $13,364 as all components of other income increased moderately when compared to the three month period ended March 31, 2000.

OTHER EXPENSE
-------------

During the six month period ended March 31, 2001 the Bank's other expense increased by 5.18% or $76,235 from $1,472,690 for the six month period ended March 31, 2000 to $1,548,925 for the comparable period in the current year. Salaries and employee benefits, net occupancy expense and other expense increased by $78,530, $15,023 and $47,977, respectively when comparing the six months ended March 31, 2001 to the six month period ended March 31, 2000. The increase in salaries and employee benefits resulted from an increase in security guard expense at the Bank's branch locations and from moderate increases in salary expense for the Bank's employees. The increase in other expense resulted from expensing insurance deductibles related to a legal issue and from additional expenses associated with maintaining assets acquired through foreclosure or repossession.

The increases described above were partially offset by declines in professional services, depreciation and amortization and federal insurance premiums of $34,051, $19,166 and 11,242, respectively when comparing the six months ended March 31, 2001 to the same period in the prior fiscal year.

REVIEW OF FINANCIAL CONDITION
-----------------------------

Significant factors affecting the Bank's financial condition from September 30, 2000 to March 31, 2001 are detailed below:

ASSETS
------

Total assets increased $3,333,299 or 3.31% from $100,563,728 at September 30, 2000 to $103,897,027 at March 31, 2001. Significant changes in assets balances include an increase in investment securities available for sale which increased by $6,112,122 or 15.52% from $39,376,161 at September 30, 2000 to $45,488,283 at
March 31, 2001 and an increase in federal funds sold and overnight deposits which increased by $3,038,755 between September 30, 2000 and March 31, 2001. The increases described above were funded from decreases in cash and amounts due from depository institutions, investment securities held to maturity and net loans receivable of $799,935, $1,741,314 and $3,378,203, respectively when comparing March 31, 2001 balances to those of September 30, 2000.

LIABILITIES
-----------

Total liabilities increased $2,343,395 or 2.54% between September 30, 2000 and March 31, 2001. The increase resulted from an increase in the Bank's interest bearing deposits of $2,296,910 from $76,334,441 at September 30, 2000 to $78,631,351 at March 31, 2001. The increase in deposits occurred in the Bank's transaction (checking and savings) accounts.

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

At March 31, 2001 the Bank had $640,682 in assets classified as substandard including assets acquired by foreclosure or repossession of $99,986, no assets classified as doubtful and $62,364 in assets classified as loss. A specific loan loss reserve has been established for all loans classified as a loss. At September 30, 2000 the Bank had $748,261 in assets classified as substandard including real estate acquired by foreclosure of $86,237, no assets classified as doubtful, and $54,572 in assets classified as loss.

The allowance for loan losses was $354,322 at March 31, 2001. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be made as circumstances warrant.

LIQUIDITY AND INTEREST SENSITIVITY
----------------------------------

The Bank is required under applicable federal regulations to maintain adequate levels of cash and "liquid" investments. Such investments serve as a source of funds upon which the Bank may rely to meet deposit withdrawals and other short term needs. The Bank monitors its cash flow position to assure adequate liquidity levels and to take advantage of market opportunities. Management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other cash needs.

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

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS
--------------------------------------------

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Bank or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to, changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Bank's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB. If any of these assumptions or opinions prove incorrect, any forward-looking statement made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

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

At March 31, 2001 the Bank satisfied all regulatory requirements. The Bank's compliance with the current standards is as follows:


                                                             For  capital                Well
                                       Actual              adequacy purposes          capitalized
                                       -------             -----------------          ----------
                                 Amount       Ratio       Amount       Ratio      Amount       Ratio
                                ------        -----       ------       -----      ------       -----

Total capital
(to risk weighted assets)      $9,004,327      18.43%    3,908,320      8.00%    4,885,400      10.00%
Tier I capital
(to risk weighted assets)      $8,819,557      18.05%    1,954,160      4.00%    2,931,240       6.00%
Tier I capital
(to average assets)            $8,819,557       8.63%    4,089,215      4.00%    5,111,519       5.00%



Reconciliation of  Bank capital:      Risk Weighted     Tier I Capital
                                         Capital

Total stockholders' equity (GAAP)       $ 9,212,655      $ 9,212,655
Holding company equity
Unrealized gain on securities -             (51,903)         (51,903)
AFS                                        (341,195)        (341,195)
Allowance for loan losses                   299,000               --
Equity investments                         (114,230)
         Total                          $ 9,004,327      $ 8,819,557


MARKET RISK
-----------

Quantitative and qualitative disclosures about market risk were included in the 2000 annual report, which was incorporated by reference in the Company's Form 10-KSB. There have been no significant changes in the contractual balances and the estimated fair value of the Company's on-balance sheet financial instruments, the notional amount and estimated fair value of the Company's off-balance sheet instruments or weighted-average interest rates.

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


                              CFS BANCSHARES, INC.
                              (Registrant)



Date: May 11, 2001            By: /s/ Bunny Stokes, Jr.
      --------------------        --------------------------------------
                                  Bunny Stokes, Jr.
                                  Chairman/CEO
                                  (principal executive officer)


Date: May 11, 2001            By: /s/ W. Kent McGriff
      --------------------        --------------------------------------
                                  W. Kent McGriff
                                  Executive Vice President
                                  (principal financial and accounting officer)