Form 10QSB
period 2001-06-30
CFS BANCSHARES INC
filed 2001-08-14
CIK 1065215

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                   Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE EXCHANGE ACT

For the transition period from ____________ to ___________________.


Commission File Number: 0-24625


                                 CFS Bancshares, Inc.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                 Delaware                                     63-1207881
---------------------------------------                 ------------------------
(State or other jurisdiction of                             IRS Employer
incorporation or organization)                           Identification Number


  1700 3rd Avenue North
  Birmingham, Alabama                                            35203
---------------------------------------                 ------------------------
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

                 Yes   x                   No
                      ---                     ---


                  Number of shares outstanding of common stock
                               as of June 30, 2001

$0.01 par value common stock                                 130,000 shares
----------------------------                                ----------------
         Class                                                Outstanding

                       CFS BANCSHARES, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION:                                         PAGE NO.

Item 1 - Financial Statements
Consolidated Balance Sheets at June 30, 2001
and September 30, 2000 (unaudited)                                        -3-

Consolidated Statements of Operations for the
 Three Months and Nine Months Ended
 June 30, 2001 and 2000 (unaudited)                                       -4-

Consolidated Statements of Cash Flows for the
 Nine Months Ended June 30, 2001 and 2000 (unaudited)                     -6-

Consolidated Statements of Comprehensive Income for
 the Three Months and Nine Months Ended June 30, 2001
 and 2000 (unaudited)                                                     -8-

Notes to Consolidated Financial Statements                                -9-

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      -11-

PART II - OTHER INFORMATION                                              -15-

SIGNATURES                                                               -16-

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             June 30,             September 30,
                                                                              2001                     2000
   ASSETS
   ------
Cash and amounts due from depository
 institutions                                                              $ 3,976,863                2,918,542
Federal funds sold and overnight deposits                                    2,251,311                  675,813
                                                                          ------------              -----------
   Total cash and cash equivalents                                           6,228,174                3,594,355

Interest bearing deposits                                                      163,142                  163,142
Investment securities held to maturity, at cost (fair value of
  $1,532,668 and $3,506,924, respectively)                                   1,507,167                3,527,879
Investment securities available for sale, at fair value (cost of
  $47,538,431 and $40,099,815, respectively)                                47,922,114               39,376,161
Federal Home Loan Bank stock                                                   747,500                  747,500
Loans receivable (net of allowance for loan loss
  of $378,936 and $342,156, respectively)                                   42,212,765               48,238,040
Premises and equipment, net                                                  3,502,508                3,644,836
Real estate acquired by foreclosure                                            302,114                   86,237
Accrued interest receivable on investment securities                           298,372                  335,656
Accrued interest receivable on loans                                           327,313                  324,482
Other assets                                                                   627,127                  525,440
                                                                          ------------              -----------
          Total assets                                                    $103,838,296              100,563,728
                                                                          ============              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing deposits                                                  $78,263,027               76,334,441
Advance payments by borrowers for
 taxes and insurance                                                           199,828                  267,533
Other liabilities                                                            1,100,875                  725,003
Employee Stock Ownership Plan debt                                              56,000                   64,000
FHLB advances                                                               14,950,000               14,950,000
                                                                          ------------              -----------
   Total liabilities                                                        94,569,730               92,340,977

Stockholders' Equity:
Common stock                                                                   130,000                  130,000
Additional paid-in-capital                                                   1,189,158                1,184,758
Retained earnings                                                            7,743,487                7,422,368
Accumulated other comprehensive income (loss)                                  245,557                 (463,139)
Unearned common stock held by ESOP                                             (39,636)                 (51,236)
                                                                          ------------              -----------
   Total stockholders' equity                                                9,268,566                8,222,751
                                                                          ------------              -----------
          Total liabilities and stockholders' equity                      $103,838,296              100,563,728
                                                                          ============              ===========

          See accompanying notes to consolidated financial statements

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended                   Nine Months Ended
                                                               June 30,                             June 30,
                                                         2001            2000                2001             2000
INTEREST INCOME:
Interest and fees on loans                               $  976,610         967,548           3,146,365        2,879,649
Interest and dividend income
 on investment securities                                   165,088         149,652             488,116          392,795
Interest income on
 mortgage-backed securities                                 544,236         577,725           1,692,376        1,527,007
Other interest income                                        22,422          18,944             111,068          116,647
                                                         ----------      ----------          ----------       ----------
    Total interest income                                 1,708,356       1,713,869           5,437,925        4,916,098

INTEREST EXPENSE:
Interest on deposits                                        676,370         710,390           2,231,010        2,039,137
Interest on FHLB advances                                   204,067         180,867             639,031          501,128
                                                         ----------      ----------          ----------       ----------
Total interest expense                                      880,437         891,257           2,870,041        2,540,265

         Net interest income                                827,919         822,612           2,567,884        2,375,833
Provision for (recovery of) loan losses                           -               -                   -         (100,000)
                                                         ----------      ----------          ----------       ----------
         Net interest income after
          provision for loan losses                         827,919         822,612           2,567,884        2,475,833

OTHER INCOME:
Service charges on deposits                                  80,983          96,047             279,128          320,065
Gain (loss) on sale of assets                                (1,924)         17,191                 799           15,404
Gain (loss) on sale or call of securities                    55,288               -              69,502           (6,125)
Other                                                         8,289           8,421              21,209           23,018
                                                         ----------      ----------          ----------       ----------
  Total other income                                        142,636         121,659             370,638          352,362

EXPENSES:
Salaries and employee benefits                              370,637         345,153           1,104,740        1,000,726
Net occupancy expense                                        29,329          32,866             102,513           91,027
Federal insurance premium                                    11,400          12,042              33,831           45,715
Data processing expenses                                     53,293          52,466             162,726          156,058
Professional services                                        46,006          40,044             160,151          188,240
Depreciation and amortization                                59,535          66,278             189,233          215,142
Advertising expense                                          13,110          23,808              45,015           58,970
Office supplies                                              24,000           7,913              52,796           44,362
Insurance expense                                            17,596          19,804              51,197           49,172
Other                                                       110,897         120,971             382,526          344,623
                                                         ----------      ----------          ----------       ----------
 Total other expense                                        735,803         721,345           2,284,728        2,194,035
                                                         ----------      ----------          ----------       ----------
Income before income taxes                                  234,752         222,926             653,794          634,160
Income tax expense                                           80,788          79,304             232,805          233,163
                                                         ----------      ----------          ----------       ----------
Net Income                                                $ 153,964         143,622             420,989          400,997
                                                         ==========      ==========          ==========       ==========

          See accompanying notes to consolidated financial statements

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended                   Nine Months Ended
                                                               June 30,                             June 30,
                                                         2001            2000                2001             2000

Basic earnings per common share                          $     1.21            1.13                3.32             3.17
                                                         ==========      ==========          ==========       ==========
Basic average shares outstanding                            126,871         126,645             126,771          126,545
                                                         ==========      ==========          ==========       ==========
Diluted earnings per common share                        $     1.14            1.07                3.13             2.99
                                                         ==========      ==========          ==========       ==========
Diluted average shares outstanding                          134,671         134,445             134,571          134,163
                                                         ==========      ==========          ==========       ==========
Dividends declared and paid
 per common share                                        $        -               -                0.75             0.75
                                                         ==========      ==========          ==========       ==========

          See accompanying notes to consolidated financial statements

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                               June 30,
                                                                                         2001             2000
Cash flows from operating activities:
Net income                                                                            $ 420,989          400,997
Adjustments to reconcile net income to
 net cash provided by operating activities
  Loan loss provision                                                                        --           50,000
  Depreciation and amortization                                                         189,233          215,142
  Compensation expense recognized on ESOP allocation                                     12,000           11,000
  Net amortization of premium on investment securities                                   76,576           38,861
  Loss on sale of investment securities held to maturity                                     --            2,042
  Loss (gain) on sale or call of investment securities available for sale               (69,502)           4,083
  Loss recognized on foreclosed loans                                                        --            5,155
  Loss (gain) on sale of real estate acquired by foreclosure                              1,875          (14,333)
  Decrease in deferred gain on sale of REO                                               (2,674)          (1,907)
  Decrease (increase) in accrued interest receivable                                     34,453          (95,658)
  Decrease (increase) in other assets                                                  (101,687)         324,106
  Increase (decrease) in accrued interest on deposits                                  (127,885)          19,890
  Decrease in other liabilities                                                         (25,965)         (64,005)
                                                                                   ------------     ------------
Net cash provided by operating activities                                               407,413          895,373

Cash flows from investing activities:
Purchase of interest-bearing deposits                                                        --           (1,618)
Purchase of investment securities available for sale                                (17,065,225)     (10,493,881)
Proceeds from sale of investment securities held to maturity                                 --           81,232
Proceeds from sale of investment securities available for sale                        3,871,940        1,309,941
Proceeds from call of investment security available for sale                          3,000,000               --
Proceeds from call of investment securities held to maturity                            500,000               --
Proceeds from principal collected on
 investment securities held to maturity                                               1,517,807          760,170
Proceeds from principal collected on
 investment securities available for sale                                             2,750,000        2,965,011
Net change in loans                                                                   5,781,606       (2,327,304)
Purchase of FHLB stock                                                                       --           (5,000)
Purchase of premises and equipment                                                      (46,905)         (58,865)
Proceeds from sale of real estate acquired by foreclosure                                25,917           49,330
                                                                                   ------------     ------------
  Net cash used in investing activities                                                 335,140       (7,720,984)

          See accompanying notes to consolidated financial statements

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                               June 30,
                                                                                         2001             2000
Cash flows from financing activities:

Net increase in interest bearing deposits                                             2,056,471        1,877,282
Decrease in advance payments by
 borrowers for taxes and insurance                                                      (67,705)         (82,732)
Net proceeds from FHLB advances                                                               -          100,000
Net proceeds from other borrowing                                                             -          710,000
Cash dividends                                                                          (97,500)         (97,500)
                                                                                   ------------     ------------
   Net cash provided by financing activities                                          1,891,266        2,507,050

Net increase (decrease) in cash and cash equivalents                                  2,633,819       (4,318,561)

Cash and cash equivalents at beginning of period                                      3,594,355        7,689,451
                                                                                   ------------     ------------
Cash and cash equivalents at end of period                                         $  6,228,174        3,370,890
                                                                                   ============     ============
Supplemental information on cash payments:
  Interest paid                                                                    $  2,997,926        2,520,375
  Income taxes paid                                                                     266,000          313,500

Supplemental information on noncash transactions:
  Loans transferred to real estate acquired by foreclosure                         $    243,669           42,412

          See accompanying notes to consolidated financial statements

               CFS BANCSHARES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED)

                                                                      Three months ended         Nine months ended
                                                                           June 30,                  June 30,
                                                                       2001         2000         2001         2000

Net income                                                             $153,964      143,622       420,989    400,997

Other comprehensive income, before tax:
    Unrealized holding (losses) gains arising
      during the period                                                 (94,132)     (22,403)    1,176,853    (177,028)
    Less reclassification adjustment for gains (losses) on
      securities available for sale                                      55,302            -        69,516      (6,125)
                                                                      ---------     --------     ---------    --------
          Total other comprehensive income, before tax                 (149,434)     (22,403)    1,107,337    (170,903)

Income tax expense (benefit) related to other
 comprehensive income:
   Unrealized holding gain (loss) on available
     for sale securities                                                (33,887)      (8,352)      423,667     (63,730)
   Less reclassification adjustment for gains (losses) on
     securities available for sale                                       19,909            -        25,026      (2,205)
                                                                      ---------     --------     ---------    --------
          Total income tax expense (benefit) related to
            other comprehensive income                                  (53,796)      (8,352)      398,641     (61,525)
                                                                      ---------     --------     ---------    --------
          Total other comprehensive income (loss), net of tax           (95,638)     (14,051)      708,696    (109,378)
                                                                      ---------     --------     ---------    --------
          Total comprehensive income                                  $  58,326      129,571     1,129,685     291,619
                                                                      =========     ========     =========    ========

                       CFS BANCSHARES, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of financial position of the Company and the results of operations for the three month and nine month periods ended June 30, 2000 and 2001. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.

2.  RECLASSIFICATIONS

Certain  items  in  the  2000  consolidated   financial   statements  have  been
reclassified to conform to current year classifications.

3.  NET INCOME PER SHARE

Presented below is a summary of the components used to calculated diluted earnings per share for the three months and nine months ended June 30, 2001 and 2000.

                                                         Three months ended        Nine months ended
                                                              June 30,                  June 30,
                                                        2001          2000         2001          2000
                                                      -------------------------------------------------

Weighted average common shares outstanding             126,871       126,645      126,771       126,545
Net effect of the assumed exercise of stock
  options based on the treasury stock method
  using average market price for the quarter             7,800         7,800        7,800         7,618
                                                      -------------------------------------------------
Total weighted average common shares and
  potential common stock outstanding                   134,671       134,445      134,571       134,163
                                                      =================================================

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement No. 133, as amended, was effective for financial statements for the first quarter of fiscal years beginning after June 15, 2000. Adoption of Statement No. 133 did not have an impact on the financial statements of the Company.

In September 2000, FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of its activities, the Company does not expect a material change to its results of operations as a result of adopting Statement No. 140.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company is required to adopt the provision of Statement No. 141 effective immediately and Statement 142 effective January 1, 2002. To date the Company has not been involved in any business combinations and does not currently have any goodwill capitalized on its balance sheet. As such, the Company does not expect the adoption of Statements No. 141 and 142 to have an impact on the financial statements of the Company.

In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity should capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provision of Statement No. 143 for fiscal year beginning after June 15, 2002. The Company is currently assessing whether Statement No. 143 will have an impact on its financial statements.

In July 2001, the Office of the Chief Accountant and the Division of Corporation Finance of the Securities and Exchange Commission (the Commission) released Staff Accounting Bulletin No. 102, (SAB 102), Selected Loan Loss Allowance Methodology and Documentation Issues, which provides certain views of the staff on the development, documentation, and application of a systematic loan loss allowance methodology.

SAB 102 does not change any of the accounting profession's existing rules on accounting for loan loss provision or allowances. Rather, SAB 102 draws upon existing guidance, in Commission rules and interpretations, generally accepted accounting principles, and generally accepted auditing standards, and explains certain views of the staff in applying existing guidance related to loan loss allowance methodologies and supporting documentation. SAB 102 is effective immediately. The Company does not expect SAB 102 to have a significant impact on its financial statements.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS
          ----------------------------------

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW
--------

Net income for the nine months ended June 30, 2001 was $420,989 an increase of $19,992 or 4.99% when compared to the nine months ended June 30, 2000. Earnings per diluted share were $3.13 for the current period compared to $2.94 per diluted share for the prior year. The increase in net income resulted primarily from increases in net interest income and other income that were partially offset by an increase in operating expenses. During the nine months ended June 30, 2000 the Bank benefited from a net loan loss recovery of $100,000 while there was no such recovery during the current period. Net income for the three months ended June 30, 2001 was $153,964 an increase of $10,342 or 7.20% as compared to net income during the three months ended June 30, 2000 of $143,622. Earnings per diluted share for the quarter improved to $1.14 compared to $1.07 for the prior year.

NET INTEREST INCOME
-------------------

Net interest income is the difference between the interest and fees earned on loans, securities and other interest earning assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Bank's deposits and FHLB advances are primarily short term in nature and reprice faster than the Bank's interest earning assets, consisting mainly of loans and mortgage backed securities, which generally have longer maturities. The mix of the Bank's interest earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Bank's interest bearing liabilities increased 21 basis points from 3.93% for the nine month period ended June 30, 2000 to 4.14% during the nine month period ended June 30, 2001 while the yield on interest earning assets increased 10 basis points from 7.59% for the nine month period ended June 30, 2000 to 7.69% for the comparable period in the current fiscal year.

The Bank's net interest income increased by $192,051 or 8.08% from $2,375,833 for the nine month period ended June 30, 2000 to $2,567,884 for the nine month period in the current fiscal year. Net interest income for the three months ended June 30, 2001 increased by $5,307 or .65% from $822,612 for the three months ended June 30, 2000 to $827,919 for the three months ended June 30, 2001. The increase in net interest income is primarily the result of an increase in interest bearing assets of approximately $4.2 million which occurred between June 30, 2000 and June 30, 2001.

OTHER INCOME
------------

Other income increased from $352,362 for the nine month period ended June 30, 2000 to $370,638 for the comparable period in the current fiscal year. A decline in service charges on deposits of $40,937 when comparing the nine months ended June 30, 2001 to the comparable period in the prior fiscal year was offset by an increase in gains on sale or call of securities of $75,641. The decline in service charges resulted from a charge-off of checking accounts overdrawn from insufficient funds charges and from a decline in the overall volume of accounts incurring service charges compared to the prior fiscal year. The increase in gains on the sale or call of investment securities increased primarily as the result of a call of a $1,000,000 par security during June 2001 that the Bank purchased at a discount. During the nine month period in the prior fiscal year the Bank had losses from the sale of securities of $6,125. During the three months ended June 30, 2001 other income increased by $20,977 as the result of increases in the gain on sale or call of securities as described above that were partially offset by decreases in service charges on deposit accounts as noted in the discussion for the nine month periods.

OTHER EXPENSE
-------------

During the nine month period ended June 30, 2001 the Bank's other expense increased by 4.13% or $90,693 from $2,194,035 for the nine month period ended June 30, 2000 to $2,284,728 for the comparable period in the current year. Salaries and employee benefits and other expense increased by $104,014 and $37,903, respectively when comparing the nine months ended June 30, 2001 to the nine month period ended June 30, 2000. The increase in salaries and employee benefits resulted from an increase in security guard expense at the Bank's branch locations and from moderate increases in salary expense for the Bank's employees. The increase in other expense resulted from expensing insurance deductibles related to a legal issue and from additional expenses associated with maintaining assets acquired through foreclosure or repossession.

The increases described above were partially offset by declines in professional services and depreciation and amortization of $28,089 and $25,909, respectively when comparing the nine months ended June 30, 2001 to the same period in the prior fiscal year.

REVIEW OF FINANCIAL CONDITION
-----------------------------

Significant factors affecting the Bank's financial condition from September 30, 2000 to June 30, 2001 are detailed below:

ASSETS
------

Total assets increased $3,274,568 or 3.26% from $100,563,728 at September 30, 2000 to $103,838,296 at June 30, 2001. This increase can be attributed primarily to an increase of $1,107,337 in the fair value over cost of the investment securities available for sale and general asset growth caused by $1,928,586 of new deposits. Significant changes in assets balances include an increase in investment securities available for sale which increased by $8,545,953 or 21.70% from $39,376,161 at September 30, 2000 to $47,922,114 at June 30, 2001 and an
increase in federal funds sold and overnight deposits which increased by $1,575,498 between September 30, 2000 and June 30, 2001. The increases described above were funded from decreases in investment securities held to maturity and net loans receivable of $2,020,712 and $6,025,275, respectively when comparing June 30, 2001 balances to those of September 30, 2000. The decrease in net loans receivable resulted from an increase in the amount of prepayments on the existing portfolio due to the decline in interest rates and from decreases in the amount of loans originated. During the two fiscal years prior to the current period the Bank originated a significant number of non-residential mortgages. The opportunities for making such loans during the past 12 months has decreased significantly.

LIABILITIES
-----------

Total liabilities increased $2,228,753 or 2.41% between September 30, 2000 and June 30, 2001. The increase resulted from an increase in the Bank's interest bearing deposits of $1,928,586 from $76,334,441 at September 30, 2000 to $78,263,027 at June 30, 2001. The increase in deposits occurred in the Bank's transaction (checking and savings) accounts.

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

At June 30, 2001 the Bank had $809,933 in assets classified as substandard including assets acquired by foreclosure or repossession of $302,114, no assets classified as doubtful and $155,475 in assets classified as loss. A specific loan loss allowance has been established for all loans classified as a loss. At September 30, 2000 the Bank had $748,261 in assets classified as substandard including real estate acquired by foreclosure of $86,237, no assets classified as doubtful, and $54,572 in assets classified as loss.

The allowance for loan losses was $378,936 at June 30, 2001. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be made as circumstances warrant.

LIQUIDITY AND INTEREST SENSITIVITY
----------------------------------

The Bank is required under applicable federal regulations to maintain specified levels of cash and "liquid" investments. Such investments serve as a source of funds upon which the Bank may rely to meet deposit withdrawals and other short term needs. The Bank monitors its cash flow position to assure adequate liquidity levels and to take advantage of market opportunities. Management believes that the Bank's liquidity is adequate to fund all outstanding commitments and other cash needs.

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

At June 30, 2001 the Bank satisfied all regulatory requirements. The Bank's compliance with the current standards is as follows:

                                                      For  capital            Well
                                  Actual            adequacy purposes      capitalized
                                  -------           -----------------      -----------
                             Amount     Ratio       Amount     Ratio     Amount      Ratio
                             ------     -----       ------     -----     ------      -----
Total capital
(to risk weighted assets)  $9,085,177   19.62%     3,705,040   8.00%     4,631,300  10.00%
Tier I capital
(to risk weighted assets)  $8,974,595   19.38%     1,852,520   4.00%     2,778,780   6.00%
Tier I capital
(to average assets)        $8,974,595    8.78%     4,088,040   4.00%     5,110,051   5.00%


Reconciliation of  Bank capital:      Risk Weighted    Tier I Capital
                                        Capital

Total stockholders' equity (GAAP)      $9,268,566      $9,268,566
Holding company equity                    (48,414)        (48,414)
Unrealized gain on securities - AFS      (245,557)       (245,557)
Allowance for loan losses                 223,461             --
Equity investments                       (112,879)
         Total                         $9,085,177      $8,974,595


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


                                 CFS BANCSHARES, INC.
                                 (Registrant)



Date: August 13, 2001            By:/s/ Bunny Stokes, Jr.
      ---------------               ----------------------------------
                                    Bunny Stokes, Jr.
                                    Chairman/CEO
                                    (principal executive officer)


Date: August 13, 2001            By:/s/ Bunny Stokes, Jr.
      ---------------               ----------------------------------
                                    W. Kent McGriff
                                    Executive Vice President
                                    (principal financial and accounting officer)