Form 10KSB
period 2001-09-30
CFS BANCSHARES INC
filed 2001-12-28
CIK 1065215

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2001
                                       OR

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  ________ to ________

                         Commission File Number 0-24625

                              CFS BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        DELAWARE                                              63-0367958
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

1700 THIRD AVENUE NORTH, BIRMINGHAM, ALABAMA                         35203
-------------------------------------------------------          -------------
(Address of Principal Executive Offices)                          (Zip Code)

         Issuer's Telephone Number, Including Area Code: (205) 328-2041

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X   NO
                                                             ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $7,672,915

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware (25 shares at $18.50 per share during December 2001), was approximately $1,142,652 as of December 10, 2001. Solely for the purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

As of December 10, 2001, there were issued and outstanding 139,220 shares of the registrant's common stock, of which 77,455 shares were held by affiliates.

Transitional Small Business Disclosure Format (check one): Yes      No X
                                                               ---    ---


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     The Company. CFS Bancshares, Inc. (the "Company"), a Delaware corporation, was organized at the direction of Citizens Federal Savings Bank ("Citizens Federal" or the "Bank") in January 1998 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership (the "Reorganization"), which was completed on June 30, 1998. As the successor issuer to the Bank, the Company's common stock, par value $.01 per share (the "Common Stock") became registered under the Securities Exchange Act of 1934 on June 30, 1998. The Company is a registered savings and loan holding company. The Company has no significant assets other than its investment in the Bank. For that reason, substantially all of the discussion in this Form 10-KSB relates to the operations of the Bank and its subsidiaries.

     The executive offices of the Company are located at 1700 Third Avenue North, Birmingham, Alabama. The telephone number is (205) 328-2041.

     Citizens Federal Savings Bank. Citizens Federal was chartered by the Federal Home Loan Bank Board, predecessor to the Office of Thrift Supervision ("OTS"), in September 1956. Since its organization it has been a member of the Federal Home Loan Bank ("FHLB") System. The Bank's savings accounts are insured up to the applicable limits by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). On March 28, 1983, the Bank's charter was restated when it converted from a federal mutual savings and loan association to a federal capital stock association through the sale and issuance of 130,000 shares of common stock. On October 10, 1983, the Bank converted from a federal stock savings and loan association to a federal stock savings bank and on June 30, 1998 became the wholly owned subsidiary of the Company. The Bank is subject to supervision and regulation by the OTS and the FDIC.

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

MARKET AREA

     The Bank operates in the Birmingham, Alabama Metropolitan area where it has two offices and in Greene County where it has one office. According to FDIC data, there were 28 FDIC-insured institutions in the Birmingham MSA and two FDIC-insured institutions in Greene County. According to such data, the Bank had a deposit market share of less than 1.0% in the Birmingham MSA and 20% in Greene County.

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

  CHANGE IN                                                                         AT SEPTEMBER 30, 2001
 INTEREST RATE                     BOARD LIMIT                                  -----------------------------
(BASIS POINTS)                      % CHANGE           $ AMOUNT                 $ CHANGE             % CHANGE
--------------                      --------           --------                 --------             --------
                                                            (DOLLARS IN THOUSANDS)

      +300                             (70)%           $  14,825                $   (219)               (1)%
      +200                             (50)               15,391                     347                 2
      +100                             (25)               15,807                     763                 5
         0                              --                15,044                      --
      -100                             (25)               13,839                  (1,205)               (8)
      -200                             (50)               11,800                  (3,244)              (22)
      -300                             (70)                9,193                  (5,851)              (39)

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

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage ("ARM") loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. The primary assumptions used in determining the Bank's interest rate risk exposure are prepayment rate estimates for loans and mortgage backed securities obtained from the OTS "Asset and Liability Price Tables" as of September 30, 2001 and passbook decay rates determined by the Bank from a core deposit analysis.

LENDING ACTIVITIES

     General. The principal lending activity of Citizens Federal has historically consisted of the origination of conventional loans (loans that are neither insured nor partially guaranteed by government agencies) on single-family residential properties. To a much lesser degree, the Bank also originates conventional loans on multiple-unit dwellings and on nonresidential properties. The remainder of the Bank's loan portfolio consists of consumer loans, commercial loans and loans secured by savings accounts. The Bank makes loans primarily in Jefferson and Greene Counties and to a lesser extent in surrounding counties in the State of Alabama. The Bank originates loans primarily for its own portfolio. During periods of reduced loan demand the Bank has used excess funds to purchase loans from other lenders.

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

     At September 30, 2001, the maximum amount the Bank was permitted to lend to one borrower was $1,398,570. At that date, the Bank's largest loan-to-one-borrower was $1,249,809, which was secured by a non-residential property located in the Bank's primary market area.

     Loan Portfolio Composition. Set forth below is selected data relating to the composition of the Bank's loan portfolio on the dates indicated:

                                                                             SEPTEMBER  30,
                                                          --------------------------------------------------------
                                                                       2001                         2000
                                                          ------------------------      --------------------------
                                                             AMOUNT           %            AMOUNT             %
                                                          ------------     -------      ------------       -------
Real estate mortgage:
   Residential.........................................   $ 26,457,539      61.34%      $ 31,217,704        61.56%
   Nonresidential......................................     12,824,972      29.73         13,928,347        27.46
Construction...........................................      2,500,000       5.80          3,041,774         6.00
Consumer installment...................................      1,050,227       2.43          1,318,057         2.60
Commercial.............................................        302,661       0.70          1,207,034         2.38
                                                          ------------     ------       ------------       ------
     Gross loans.......................................     43,135,399     100.00%        50,712,916       100.00%
                                                                           ======                          ======
Plus unearned premium on loans purchased...............          4,726                        18,877
Less:
   Undisbursed portion of loans in process.............      1,085,403                     1,516,383
   Unamortized loan origination fees...................        548,387                       635,214
   Allowance for loan losses...........................        396,768                       342,156
                                                          ------------                  ------------
     Net loans.........................................   $ 41,109,567                  $ 48,238,040
                                                          ============                  ============

     Residential Real Estate Lending. Citizens Federal has concentrated its lending activities on the origination of conventional first mortgage loans for the purchase or refinancing of both new and existing one- to four-family residential property. These loans have been made on primarily a fixed-term, fixed-rate basis. The Bank also offers adjustable-rate loans with terms of up to 30 years, but to date has not originated a significant amount of ARM loans. The Bank originated $1,311,858 in residential mortgage loans during the year ended September 30, 2001, all of which were fixed-rate loans. The Bank did not purchase any loans during the year ended September 30, 2001. Purchased adjustable-rate mortgage loans in the Bank's loan portfolio amounted to 8.01% of the total loan portfolio at September 30, 2001.

     The Bank extends loans on single-family dwellings in an amount up to 90% of the value of the property as determined by a qualified appraiser. In addition, loans up to 95% of the value are extended if the borrower obtains private mortgage guarantee insurance to cover a portion of the loan. Loans in excess of 80% of value of the property are limited from time to time as a result of economic conditions. In addition to the principal and interest payment, the borrower pays into an escrow account an amount equal to approximately 1/12th of the hazard insurance premium and property taxes.

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

     The application process for non-residential real estate loans includes the same procedures which are required for other mortgage loans. Total loans originated by the Bank on nonresidential real estate during the 2001 fiscal year amounted to $1,687,122, which were secured by churches and commercial property.

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

     Construction Lending. Citizens Federal offers construction financing to individuals for the construction of individual residences and to churches for construction of church buildings. Such loans are usually structured as construction/permanent loans which convert to permanent loans upon completion of construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to one year, during which period the borrower may or may not be required to make monthly payments. Borrowers must satisfy all credit requirements that would apply to its permanent mortgage loan financing prior to receiving construction financing for the subject property.

     Construction financing involves a higher degree of risk of loss than long-term financing on existing, improved, occupied real estate. Risk of loss on a construction loan depends upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could cause delays and cost overruns. If the estimate of construction costs is inaccurate, it may be required to advance funds beyond the amount originally committed to permit completion of the construction. If the estimate of value is inaccurate, it may be confronted, at or prior to the maturity of the loan, with a property having a value which is insufficient to assure full repayment.

     Consumer Loans. Federal regulations permit federally chartered savings institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal savings association has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. Citizens Federal offers share loans, loans on consumer goods, as well as home improvement loans, second mortgages, savings account secured loans and mobile home loans. The Bank's consumer loans have terms of up to 15 years and carry fixed interest rates.

     The Bank's consumer loan originations totaled $1,195,399 for the year ended September 30, 2001. As of September 30, 2001, consumer loans constituted approximately 2.44% of the Bank's total loan portfolio.

     Commercial Lending. Citizens Federal makes commercial loans from time to time primarily as an accommodation to existing customers. The Bank's commercial loans are generally secured by the assets of the business, including accounts receivable. The Bank has also originated loans guaranteed by the Small Business Administration. At September 30, 2001, the Bank's commercial loans totaled $302,661, or 0.70% of the loan portfolio.

     Reference is made to Note 4 of the Notes to Financial Statements for further information on the Bank's lending activities.

     Loan Solicitation, Originations, Purchases and Sales. The Bank actively solicits mortgage loan applications from existing customers, local realtors, builders, real estate developers, and various other persons. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant's employment, income, and credit standing. This information may be further verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser. The appraisals of the independent appraiser are supplemented by site visits of an officer or member of the Bank's Board of Directors, or both. Once the required information has been obtained and the appraisal completed, the loan is submitted to the Loan Committee of the Board of Directors which consists of Directors Stokes and Greene, Chief Operating Officer Day and Loan Officer Gilmore. All actions of the Loan Committee are reviewed and ratified by the full Board of Directors.

     Loan applicants are promptly notified of the decision of the Bank's Loan Committee within thirty days by telephone or letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate, amortization term, a brief description of real estate to be mortgaged to the Bank, and the required amount of fire and casualty insurance coverage to be maintained to protect the Bank's interest. The borrower has a right to select his or her own settlement attorney or title company, and his or her own insurance broker or agent. The borrower is required to pay all costs of the Bank as well as his own costs in connection with the particular loan closing.

     The Bank's loan portfolio consists of loans originated by the Bank and purchased whole loans.

     Maturity of Loan Portfolio. The following table sets forth certain information at September 30, 2001 regarding the dollar amount of loans maturing (or repricing) in the Bank's portfolio based on their contractual maturity date.

                                                                  DUE ONE
                                          DUE WITHIN              THROUGH             DUE AFTER
                                        ONE YEAR AFTER         5 YEARS AFTER        5 YEARS AFTER
                                      SEPTEMBER 30, 2001    SEPTEMBER 30, 2001   SEPTEMBER 30, 2001       TOTAL
                                      ------------------    ------------------   ------------------      -------
Real estate mortgage:
   Residential......................  $ 1,447,969             $ 5,523,917           $ 19,485,653     $  26,457,539
   Nonresidential loans.............      895,713               3,401,905              8,527,354        12,824,972
Construction........................       31,613                 158,148              2,310,239         2,500,000
Consumer and commercial loans.......      735,884                 444,320                172,684         1,352,888
                                      -----------             -----------           ------------     -------------
     Total gross loans..............  $ 3,111,179             $ 9,528,290           $ 30,495,930     $  43,135,399
                                      ===========             ===========           ============     =============

     The following table sets forth the dollar amount of all loans due after one year from September 30, 2001 which have predetermined rates and have floating or adjustable interest rates.

                                                    PREDETERMINED      FLOATING OR
                                                        RATE         ADJUSTABLE RATES          TOTAL
                                                    -------------    ----------------          -----
Real estate mortgage:
   Residential...................................   $ 21,606,781       $ 3,402,789        $   25,009,570
   Nonresidential loans..........................     11,929,259                --            11,929,259
Construction.....................................      2,468,387                --             2,468,387
Consumer and commercial loans....................        617,004                --               617,004
                                                    ------------       -----------        --------------
     Total gross loans...........................   $ 36,621,431       $ 3,402,789        $   40,024,220
                                                    ============       ===========        ==============

     Loan Origination Fees and Other Fees. Citizens Federal receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan and are charged to the borrower by the Bank for creation of the loan. The Bank's loan origination fees are generally 1% on conventional residential mortgages. The total fee income for real estate loans for the year ended September 30, 2001 was $190,137. The total amount of net deferred loan fees at September 30, 2001, was $543,661. Any deferred loan fees are recognized in income using the effective interest method.

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

                                                                              SEPTEMBER 30,
                                                                       ----------------------------
                                                                           2001             2000
                                                                       -----------      -----------
         Loans accounted for on a non-accrual basis:
           Real estate mortgage:
              Residential............................................  $   902,174      $   928,369
              Non-residential........................................      384,774          153,240
           Construction..............................................           --          195,887
           Consumer and commercial...................................      280,761          477,515
                                                                       -----------      -----------
                    Total of nonaccrual..............................  $ 1,567,709      $ 1,755,011
                                                                       ===========      ===========

         Accruing loans which are contractually past due
           90 days or more:
           Real estate mortgage:
              Residential............................................  $        --      $        --
              Non-residential........................................           --               --
           Construction..............................................           --               --
           Consumer and commercial...................................           --               --
                                                                       -----------      -----------
                     Total of 90 days past due loans.................  $        --      $        --
                                                                       ===========      ===========
                     Total of non-accrual and 90 days past
                         due loans...................................  $ 1,567,709      $ 1,755,011
                                                                       ===========      ===========
         Percentage of total assets..................................         1.52%            1.75%
                                                                       ===========      ===========
         Other non-performing assets(1)..............................  $   267,413      $    86,237
                                                                       ===========      ===========

-------------------------
(1) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at the lower of its fair value (less costs to dispose) or its cost basis.

     During the year ended September 30, 2001, gross interest income of approximately $89,385 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during the year ended September 30, 2001.

     The following is information concerning the Bank's non-accrual loans and other non-performing assets.

     Non-accrual Loans. The Bank's non-accrual loans at September 30, 2001 totaled $1,567,709, and are in various stages of foreclosure or collection. All accrued uncollected interest has been charged off and the accrual of interest has ceased. At September 30, 2001, nonaccruals included 18 real estate loans, 21 consumer loans and one commercial loan with individual balances outstanding ranging from $345 to $184,545.

     The Bank has two significant problem loans. The most significant problem loan is an unsecured loan with a balance of $100,000 to a commercial customer that is in the midst of bankruptcy proceedings. The Bank has recorded a loan loss provision for the full amount of the loan. A second problem loan is one with a 66% Small Business Administration ("SBA") guarantee and a balance of $141,673 at September 30, 2001. The Bank has recorded loan loss provisions for the amount of the loan which is not guaranteed by the SBA and is exploring legal and other remedies for collection.

     Other Non-performing Assets. Other non-performing assets at September 30, 2001 are five residential properties acquired through foreclosure with a carrying value of $246,913 and two repossessed automobiles with a carrying value of $20,500.

     Except as discussed above, at September 30, 2001, there were no loans that were excluded from the table of non-performing assets, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. In addition, the Bank does not have any significant concentrations of real estate loans or commitments in areas experiencing deteriorating economic conditions.

     Federal regulations require each savings association to review its asset quality on a regular basis. In addition, in connection with examinations of such savings associations, federal examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention classification, described as assets which do not currently expose a savings association to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings association to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings association's classifications and amounts reserved. If a savings association does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. At September 30, 2001, the Bank had $935,214 in assets classified as substandard, no assets classified as doubtful and $155,475 in assets classified as loss.

     At September 30, 2001 the Bank's substandard assets consisted of eight loans on residential properties, three loans on commercial property and nine consumer loans with an aggregate balance of $667,801 and balances outstanding ranging from $344 to $176,676 and real estate owned and repossessed automobiles of $267,413.

     Allowances for Losses on Loans. In making loans, Citizens Federal recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

     It is management's policy to maintain adequate allowances for estimated losses on the loan portfolio as a whole. Generally, the allowances are based on estimates of the historical loan loss experience, evaluation of economic conditions, and periodic reviews of the Bank's loan portfolio. At September 30, 2001, the Bank's allowance for loan losses was $396,768.

     Management believes that the current allowance for loan losses which is equal to 0.92% of gross loans and 25.31% of non-accrual loans, is adequate to cover any potential future loan losses which may exist in the loan portfolio.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. The allowance for loan losses applies primarily to the Bank's mortgage loan portfolio.

                                                               YEAR ENDED SEPTEMBER 30,
                                                             ----------------------------
                                                                 2001              2000
                                                             -----------        ---------
Balance at Beginning of Period............................   $   342,156        $ 310,157
                                                             -----------        ---------

Loans Charged-Off:
  Residential mortgage....................................        17,301           44,573
  Consumer................................................        23,672           39,828
                                                             -----------        ---------
      Total Charge-Offs...................................        40,973           84,401
                                                             -----------        ---------

Loan Recoveries:
  Residential mortgage....................................        52,233          180,587
  Consumer................................................        43,352           40,313
                                                             -----------        ---------
      Total Recoveries....................................        95,585          220,900
                                                             -----------        ---------

Net Loans Charged-Off (Recovered).........................       (54,612)        (136,499)
                                                             -----------        ---------

Provision for (Recovery of) Loan Losses...................            --         (104,500)
                                                             -----------        ---------

Balance at End of Period..................................   $   396,768        $ 342,156
                                                             ===========        =========

Ratio of Net Charge-Offs (Recoveries) to Average
Loans Outstanding During the Period.......................         (0.12)%          (0.30)%

     For more information on the Bank's loan loss allowance see Note 4 of the Notes to Financial Statements.

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                           SEPTEMBER 30,
                                          ------------------------------------------------
                                                  2001                        2000
                                          ----------------------    ----------------------
                                                    PERCENT OF                 PERCENT OF
                                                     LOANS IN                   LOANS IN
                                                    CATEGORY TO                CATEGORY TO
                                          AMOUNT    TOTAL LOANS      AMOUNT    TOTAL LOANS
                                          ------    -----------      ------    ------------
Real estate mortgage:
  Residential...........................  $ 149,689     61.34%       $121,010     61.56%
  Non-residential.......................     67,078     29.73          59,520     27.46
  Construction..........................      3,360      5.80          32,549      6.00
Commercial business.....................     55,736      0.70          48,537      2.38
Consumer................................    120,905      2.44          80,540      2.60
                                          ---------     -----        --------     -----
    Total allowance for loan losses.....  $ 396,768    100.00%       $342,156    100.00%
                                          =========    ======        ========    ======

INVESTMENT ACTIVITIES

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

     As of September 30, 2001, the Bank had $1,210,924 classified as securities held to maturity and $47,260,024 classified as securities available for sale, respectively.

     The following table sets forth an analysis of the Bank's investment securities at the dates indicated. Other than its investment on the Shay Asset Management Fund (Adjustable-Rate Mortgage Portfolio) and its investments in securities issued by U.S. Government Agencies and Government Sponsored Enterprises, the Company had not invested more than 10% of its stockholders' equity in the securities of a single issuer.

                                                                           SEPTEMBER 30,
                                                                --------------------------------
                                                                    2001(1)           2000(1)
                                                                -------------      -------------
U.S. Government agencies......................................  $   7,999,142      $   9,029,274
Mortgage backed securities ...................................     34,596,426         30,816,902
Shay Asset Management Fund (Adjustable-Rate
    Mortgage Portfolio).......................................      5,875,380          3,057,864
                                                                -------------      -------------
                                                                $  48,470,948      $  42,904,040
                                                                =============      =============

______________
(1) Includes securities available for sale which had an amortized cost and approximate fair value of $46,448,236 and $47,260,024, respectively, at
     September  30,  2001 and  $40,099,815  and  $39,376,161,  respectively,  at
     September 30, 2000, and securities held to maturity which had an amortized cost and approximate fair value of $1,210,924 and $1,244,186, respectively, at September 30, 2001, and $3,527,879 and $3,506,924, respectively at September 30, 2000. Securities available for sale consist of U.S. Government agency securities, U.S. Government agency mortgage backed securities (including CMOs) and shares in an adjustable-rate mutual fund.

         The following table sets forth the contractual maturities, par values, fair values and average yields for the Bank's investment securities (excluding mortgage-backed securities) at September 30, 2001.

                                                          AT SEPTEMBER 30, 2001(1)
                                      -------------------------------------------------------------
                                      ONE YEAR OR LESS      ONE TO FIVE YEARS     FIVE TO TEN YEARS
                                      -----------------    ------------------    ------------------
                                       PAR      AVERAGE     PAR       AVERAGE     PAR       AVERAGE
                                      VALUE      YIELD     VALUE       YIELD     VALUE       YIELD
                                      ------    -------   -------     -------   -------     -------
U.S. Government agency
 obligations.....................  $        --    -- %    $ 1,970,000  6.40%    $4,840,000   6.35%

Shay Asset Management Fund
   (Adjustable-Rate Mortgage
   Portfolio)....................    5,877,375   4.55              --   --              --    --
                                   -----------            -----------           ----------
     Total.......................  $ 5,877,375            $ 1,970,000           $4,840,000
                                   ===========            ===========           ==========
                                                     AT SEPTEMBER 30, 2001(1)
                                       ----------------------------------------------------
                                       MORE THAN TEN YEARS      TOTAL INVESTMENT PORTFOLIO
                                       -------------------    -----------------------------
                                        PAR       AVERAGE      PAR        FAIR      AVERAGE
                                       VALUE       YIELD      VALUE      VALUE       YIELD
                                       -----      -------     -----      -----      -------
U.S. Government agency
 obligations.....................    $1,000,000    7.19%   $ 7,810,000  $ 7,999,142    6.47%

Shay Asset Management Fund
   (Adjustable-Rate Mortgage
   Portfolio)....................            --      --      5,877,375    5,875,380    4.55
                                     ----------            -----------  -----------
     Total.......................    $1,000,000            $13,687,375  $13,874,522
                                     ==========            ===========  ===========

-------------
(1) Includes investment securities available for sale at September 30, 2001 with an amortized cost and fair value of $13,542,654 and $13,874,522, respectively. Contractual maturities of securities available for sale at September 30, 2001 range from one month to thirteen and a half years. Securities available for sale consist of U.S. Government agency securities and shares in an adjustable-rate mutual fund.

     Maturity of Mortgage-Backed Securities Portfolio. The following table sets forth certain information at September 30, 2001 regarding the dollar amount (par value) of mortgage-backed securities maturing (or repricing) in the Bank's portfolio based on their contractual maturity date.

                                                         DUE MORE         DUE MORE THAN    DUE MORE THAN
                                       DUE IN ONE       THAN ONE YEAR     TWO YEARS TO     THREE YEARS
                                      YEAR OR LESS      TO TWO YEARS      THREE YEARS     TO FIVE YEARS
                                      AFTER 9-30-01     AFTER 9-30-01     AFTER 9-30-01    AFTER 9-30-01        TOTAL
                                      -------------     -------------    ---------------  --------------     -----------
Mortgage-backed securities..........   $ 1,030,641     $ 4,867,611       $ 4,668,430      $   5,884,726     $ 16,451,408
CMOs................................       585,662       2,701,153         3,916,194         11,759,535       18,962,544
                                       -----------     -----------       -----------      -------------     ------------
                                       $ 1,616,303     $ 7,568,764       $ 8,584,624      $  17,644,261     $ 35,413,952
                                       ===========     ===========       ===========      =============     ============

     The following table sets forth the dollar amount (par value) of all mortgage-backed securities due after one year from September 30, 2001.

                                                                     RATE STRUCTURE FOR MORTGAGE-BACKED
                                                                 SECURITIES MATURING IN MORE THAN ONE YEAR
                                                              ----------------------------------------------
                                                              PREDETERMINED                    FLOATING OR
                                                              INTEREST RATE                  ADJUSTABLE RATE
                                                              -------------                  ---------------
Mortgage-backed securities .................................  $   8,824,506                  $   6,596,261
CMOs........................................................      4,055,281                     14,321,601
                                                              -------------                  -------------
                                                              $  12,879,787                  $  20,917,862
                                                              =============                  =============

SOURCES OF FUNDS

     General. Deposits are the major source of Citizens Federal's funds for lending and other investment purposes. In addition to deposits, Citizens Federal also derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates, money market conditions and publicity regarding the financial services industry. Borrowings may be used on a short term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer term basis for general business purposes.

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

     Deposits in the Bank as of September 30, 2001 were represented by various types of savings programs described below.

  WEIGHTED                                                                                              PERCENTAGE
   AVERAGE         MINIMUM                                               MINIMUM                         OF TOTAL
INTEREST RATE        TERM                   CATEGORY                      AMOUNT      BALANCES            SAVINGS
-------------     ----------                --------                     --------     --------           --------
0.45%               None                   NOW Accounts                  $    --     $  9,015,368          11.72%
2.00                None                   "Super NOW" Accounts            1,000        4,326,760           5.62
2.49                None                   Passbook Accounts                   5       17,258,958          22.43
4.58                91 Days                Certificates                      500       22,180,546          28.83
3.98                14 days                Jumbo Certificates(1)         100,000       24,046,106          31.25
                    N/A                    Accrued interest on deposits       --          117,603           0.15
                                                                                     ------------          -----
                                           TOTAL                                     $ 76,945,341         100.00%
                                                                                     ============         ======

_____________
(1)      Includes Time Deposit Open Account

     The following table sets forth the savings deposit activities of the Bank for the periods indicated.

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                     2001                2000
                                                                 ------------       ------------
Deposits......................................................  $ 157,919,465      $ 174,151,031
Withdrawals...................................................    160,268,179        175,799,596
                                                                -------------      -------------
     Net (decrease) before interest credited..................     (2,348,714)        (1,648,565)
Interest credited.............................................      2,959,614          2,802,683
                                                                -------------      -------------
  Net increase in savings deposits............................  $     610,900      $   1,154,118
                                                                =============      =============

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                            BALANCE AT                                  BALANCE AT
                                           SEPTEMBER 30,      % OF        INCREASE      SEPTEMBER 30,       % OF
                                               2001          DEPOSITS    (DECREASE)        2000            DEPOSITS
                                           -------------     --------    ----------     ------------       -------
NOW checking accounts....................  $  9,015,368       11.72%    $    260,287    $  8,755,081       11.47%
Jumbo certificates.......................    24,046,106       31.25       (3,539,831)     27,585,937       36.14
"Super" NOW checking accounts............     4,326,760        5.62         (372,317)      4,699,077        6.15
Passbook and regular savings.............    17,258,958       22.43          794,716      16,464,242       21.57
Certificates of deposit..................    22,180,546       28.83        3,607,864      18,572,682       24.33
Accrued interest on deposits.............       117,603        0.15         (139,819)        257,422        0.34
                                           ------------       -----     ------------    ------------       -----
     Total...............................  $ 76,945,341      100.00%    $    610,900    $ 76,334,441      100.00%
                                           ============      ======     ============    ============      ======

         The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                                                      AT SEPTEMBER 30,
                                                              --------------------------------
                                                                  2001               2000
                                                              -------------      -------------
 1.00 -  2.99%..............................................  $     285,000     $           --
 3.00 -  4.99%..............................................     37,192,232          7,827,489
 5.00 -  6.99%..............................................      8,276,470         37,609,287
 7.00 -  8.99%..............................................        472,950            721,843
                                                              -------------     --------------
                                                              $  46,226,652     $   46,158,619
                                                              =============     ==============

     The following table sets forth the amount and maturities of the Bank's time deposits at September 30, 2001.

                                                                  AMOUNT DUE
                                  --------------------------------------------------------------------------
                                  LESS THAN                                        AFTER
RATE                              ONE YEAR        1-2 YEARS        2-3 YEARS       3 YEARS         TOTAL
----                              --------        ---------        ---------       -------         -----
 1.00 - 2.99%..................   $     285,000  $          --  $          --   $          --  $     285,000
 3.00 - 4.99%..................      35,016,434      1,023,796        819,378         332,624     37,192,232
 5.00 - 6.99%..................       4,572,386      2,302,948        962,784         438,352      8,276,470
 7.00 - 8.99%..................         235,192        217,343             --          20,415        472,950
                                  -------------  -------------  -------------   -------------  -------------
                                  $  40,109,012  $   3,544,087  $   1,782,162   $     791,391  $  46,226,652
                                  =============  =============  =============   =============  =============

     The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

                                                                    YEAR ENDED SEPTEMBER 30,
                                                     -----------------------------------------------------
                                                                2001                       2000
                                                     ------------------------       ----------------------
                                                     AVERAGE         AVERAGE        AVERAGE        AVERAGE
                                                     BALANCE           RATE         BALANCE          RATE
                                                     -------         -------        -------        -------
                                                                    (DOLLARS IN THOUSANDS)
         Savings...................................  $    16,870          2.49%     $    16,720        2.47%
         Interest-bearing demand and money
            market accounts........................       13,312          1.14           12,536        1.18
         Certificates of deposit...................       46,160          5.01           44,485        4.90
                                                     -----------                    -----------
             Total interest-bearing deposits.......       76,342                         73,741
         Non-interest-bearing demand
            deposits...............................        1,102                          1,213
                                                     -----------                    -----------
              Total average deposits...............  $    77,444                    $    74,954
                                                     ===========                    ===========

     The following table indicates the amount of the Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 2001.

         MATURITY PERIOD                                  AMOUNT
         ---------------                                  ------

         Three months or less.....................  $    14,028,341
         Over three through six months............        9,372,858
         Over six through 12 months...............          200,000
         Over 12 months...........................          444,907
                                                    ---------------
               Total..............................  $    24,046,106
                                                    ===============


     Borrowings. Savings deposits are the primary source of funds for the Bank's lending activities and other general business purposes. However, during periods when the supply of lendable funds cannot meet the demand for such loans, the FHLB System seeks to provide a portion of the funds necessary through loans, called "advances," to its members. Advances may be on a secured or unsecured basis, depending on a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding. During the year ended September 30, 2001, the Bank did not secure any new advances. However, at September 30, 2001 the Bank had $14,950,000 of advances outstanding. These advances are secured by qualifying residential first mortgage loans.

SUBSIDIARY ACTIVITIES

     As a federal savings bank, Citizens Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of September 30, 2001, Citizens Federal was authorized to invest up to approximately $3.0 million in the stock of or loans to subsidiaries.

     Federal regulations require SAIF-insured savings institutions to give the FDIC and the Director of OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, federal regulations require savings institutions to deduct the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from capital in determining regulatory capital compliance. See "Regulation -- Regulatory Capital Requirements."

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

     Financial Modernization Legislation. The Gramm-Leach-Bliley ("G-L-B") Act, which was enacted in November 1999, authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

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

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at September 30, 2001 of $747,500.

     The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance and small businesses, small farms and small agri-businesses. At September 30, 2001, the Bank had $14.95 million in advances outstanding from the FHLB of Atlanta. See "Sources of Funds -- Borrowings."

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At September 30, 2001, the Bank qualified as a QTL.

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

     Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or holding companies. At September 30, 2001, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includible subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's investments in includible subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At September 30, 2001, the Bank's adjusted total assets for purposes of the core and tangible capital requirements, were $102.34 million.

     In  determining  compliance  with the  risk-based  capital  requirement,  a savings association is allowed to use both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loan and lease loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, equity investments and that portion of land loans and non-residential construction loans in excess of 80% loan-to-value ratio, other than those deducted from core and tangible capital. As of September 30, 2001, the Bank had $111,529 in equity investments for which OTS regulations required a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of September 30, 2001, the Bank's risk-weighted assets were approximately $45.56 million.

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 2001.

                                                                                            PERCENT
                                                                         AMOUNT            OF ASSETS(1)
                                                                         ------            ------------
                                                                          (DOLLARS IN THOUSANDS)
          Tangible capital..........................................  $     9,147              8.94%
          Tangible capital requirement..............................        1,535              1.50
                                                                      -----------             -----
             Excess.................................................  $     7,612              7.44%
                                                                      ===========            ======

          Core capital..............................................  $     9,147              8.94%
          Core capital requirement (2)..............................        3,070              3.00
                                                                      -----------             -----
             Excess.................................................  $     6,077              5.94%
                                                                      ===========            ======

          Risk-based capital........................................  $    10,088             22.10%
          Risk-based capital requirement............................        3,645              8.00
                                                                      -----------             -----
             Excess.................................................  $     6,443             14.10%
                                                                      ===========           =======

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

     At September 30, 2001, the Bank exceeded all regulatory minimum capital requirements.

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

     A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

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

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% of net transaction accounts on up to $42.8 million of transaction accounts plus 10% on the remainder. Because required reserves must be maintained in the form of vault cash or in a non interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2001, the Bank met its reserve requirements.

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

     Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company which acquired control of its subsidiary thrift prior to May 4, 1999. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

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

FEDERAL AND STATE TAXATION

     Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code (the "Code") are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt allowance deduction for "non-qualifying loans" is computed under the experience method. For tax years beginning before December 31, 1995, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). If a saving association elected the latter method, it could claim, each year, a deduction based on a percentage of taxable income, without regard to actual bad debt experience.

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings and loan association over a period of years.

     Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess allowances, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of September 30, 2001, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $89,000.

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

     The Bank has been audited by the IRS or the statute of limitations has expired with respect to consolidated federal income tax returns through the year ended September 30, 1995. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

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

PERSONNEL

     As of September 30, 2001, the Bank had 31 full-time employees and three part-time employees. The employees are not represented by a collective bargaining group. The Bank considers its relations with its employees to be excellent.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     W. Kent McGriff is 44 years old and joined Citizens Federal in February 1987. He currently serves as Executive Vice President and Chief Financial Officer. From May 1985 through January 1987 he worked in real estate development and management, and from September 1982 through April 1985 he worked for a private accounting firm as a public accountant.

     Cynthia N. Day is 36 years old and joined Citizens Federal in June 1993. She currently serves as Executive Vice President and Chief Operations Officer. Prior to coming to the Bank, she was an audit manager at KPMG LLP where she served financial institutions throughout the state of Alabama including Citizens Federal.

ITEM 2.  PROPERTIES
-------------------

     In October 1996, the Bank moved to a new 19,000 square foot main office located at 1700 Third Avenue North, Birmingham, which it owns. The Bank's investment in its main office and adjacent property was $3,054,536 at September 30, 2001.

     In May 1984, the Bank opened a branch office in Eutaw, Alabama. This owned branch office has approximately 3,200 square feet and the net book value of the Bank's investment in this branch at September 30, 2001 was $154,025.

     In July 1991, the Bank opened a branch office in Birmingham, Alabama at 2100 Bessemer Road. This owned branch office has approximately 2,800 square feet of space and the net book value of the Bank's investment in this branch as of September 30, 2001 was $242,001.

     As of September 30, 2001, the net book value of the Bank's investment in the premises, furniture and equipment owned by the Bank was $3,450,612.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is involved in various real estate foreclosure actions wherein it enforces its rights as lender, and is involved in certain other legal matters in its day-to-day operations which are not material to its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS
---------------------------------------------------------------------

     There is currently no public trading market for the Company's Common Stock. During the past two years there have been 15 trades of which the Company is aware, all for $18.50 per share. As of December 10, 2001, the Company had 319 stockholders of record. The Company has paid annual dividends since 1983. On October 25, 2001, the Company's Board of Directors declared a cash dividend of $0.85 payable to stockholders of record as of December 10, 2001. In December of 2000 and 1999, the Company paid annual dividends of $0.75 each. Under the Delaware General Corporation Law, the Company may only pay dividends out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The payment of future dividends is also subject to the receipt of dividends from the Bank which is subject to certain regulatory restrictions on the payment of dividends. See "Item 1. Description of Business -- Regulation of the Bank - Dividend Restrictions."

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------

     CFS Bancshares, Inc. ("CFS Bancshares" or "the Company") was organized by Citizens Federal Savings Bank ("Citizens Federal" or "the Bank") to be a savings and loan holding company. The Company was organized at the direction of the Bank in January 1998 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership, which was completed on June 30, 1998. The Company's stock became registered under the Securities Exchange Act of 1934 on June 30, 1998. The Company has no significant assets other than the corporate stock of the Bank. For that reason, the discussion herein relates primarily to the operations of the Bank.

     The Bank's primary business is the promotion of thrift through the solicitation of savings accounts from its depositors and the general public, and the promotion of home ownership through the granting of mortgage loans, principally to finance the purchase and/or construction of residential dwellings and, to a lesser extent, non-residential buildings located within its principal lending areas in Jefferson and Greene Counties, Alabama.

FINANCIAL CONDITION

     At September 30, 2001, the Company's total assets were $103,328,293 as compared to $100,563,728 at September 30, 2000, an increase of $2,764,565 or 2.75%. The increase in total assets resulted from an increase in the Bank's total investment portfolio of $5,566,908 from $42,904,040 at September 30, 2000, to $48,470,948 at September 30, 2001, an increase in cash and cash equivalents of $2,524,651 from $3,594,355 at September 30, 2000, to $6,119,006 at September
30, 2001 and an increase in other assets of $1,853,952 from $525,440 at September 30, 2000, to $2,379,392 at September 30, 2001. The increase in the categories listed above was partially offset by a decrease in net loans receivable of $7,128,473 from $48,238,040 at September 30, 2000, to $41,109,567 at September 30, 2001. The decrease in net loans receivable resulted from a decrease in the volume of loans granted during the year and from an increase in the number of prepayments on the existing loan portfolio. During the year ended September 30, 2000, the Bank purchased approximately $2.8 million of loans serviced by other institutions, while there were no such transactions during the year ended September 30, 2001.

     Deposits totaled $76,945,341 at September 30, 2001, compared to $76,334,441 at September 30, 2000, an increase of $610,900 or .80%. The increase was the result of an increase of $794,716 in passbook and statement savings accounts and was partially offset by small declines in all other categories of deposits. FHLB advances at September 30, 2001, were $14,950,000 unchanged from the balances at September 30, 2000. The Bank's one to four family residential mortgage portfolio serves as collateral for the FHLB advances.

     Non-performing assets, which include non-accrual loans and real estate acquired by foreclosure (REO) decreased $6,126 or .33% from $1,841,248 at September 30, 2000, to $1,835,122 at September 30, 2001, as non-accrual loans decreased from $1,755,011 at September 30, 2000, to $1,567,709 at September 30, 2001, and REO increased by $181,176 from

$86,237 at September 30, 2000, to $267,413 at September 30, 2001. At September 30, 2001, non-performing assets represented 1.78% of total assets while non-accrual loans represented 3.63% of gross loans outstanding as compared to September 30, 2000, when non-performing assets represented 1.83% of total assets while non-accrual loans were 3.46% of gross loans outstanding.

     Interest rate levels, the health of the economy (particularly the real estate economy), securities transactions and the amount of non-performing assets affect the Bank's financial condition and results of operations.

COMPARISON OF YEARS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     General. Net income for the year ended September 30, 2001, was $590,332 compared to $499,320 at September 30, 2000, an increase of $91,012 or 18.23%. The increase resulted primarily from an increase in net interest income and an increase in gains on sale or call of securities. The average balance of interest earning assets and interest bearing liabilities outstanding increased by approximately $7.2 million and $5.6 million, respectively when comparing average the balance sheets for the years ended September 30, 2001 and 2000. Gains on sales or call of investments increased by $116,837 from a loss of $6,125 for fiscal 2000 to a gain of $110,712 for the year ended September 30, 2001. The Bank's operating results depend largely upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest expense paid on deposits and borrowings, divided by average total interest earning assets. The net interest margin is affected by the economic and market factors that influence interest rates, loan demand and deposit flows. The interest rate margin decreased from 3.58% at September 30, 2000, to 3.35% at September 30, 2001.

     Interest Income. Net interest income before provision for loan losses increased by $256,760 or 8.07% from $3,183,575 at September 30, 2000, to
$3,440,335 for the 2001 fiscal year. Interest and fees on loans the year ended for September 30, 2001, were $4,093,642 as compared to $3,910,135 for the 2000 fiscal year, an increase of $183,507 or 4.69%. Interest and dividend income on investment securities and interest income on mortgage backed securities increased by $150,562 and $107,631, respectively, from $546,598 and $2,125,940, respectively for fiscal 2000 to $697,160 and $2,233,571, respectively for the 2001 fiscal year end. The increases resulted from increases in the average balance outstanding of investment securities and mortgage backed securities between the fiscal year ended September 30, 2000, and the 2001 fiscal year. Combined interest income on federal funds sold and other interest income for the fiscal year ended September 30, 2001 increased by $20,839 or 16.67% when compared to fiscal year end 2000 as the result of an increase in the average balance in federal funds and interest bearing deposits during the fiscal year 2001 as compared to the average balances outstanding during the fiscal year ended September 30, 2000.

     Interest Expense. Total interest expense increased by $205,779 from $3,524,117 for the fiscal year ended September 30, 2000 to $3,729,896 for the 2001 fiscal year, an increase of 5.84%. The higher interest expense resulted from increases in the average balance of interest bearing liabilities outstanding. The average balance of interest bearing deposits increased by approximately $2.45 million when comparing the fiscal year ended September 30, 2001 to the 2000 fiscal year. The average balance of FHLB advances increased by approximately $3.1 million between the year ended September 30, 2000 and fiscal 2001. The average rate paid on interest bearing liabilities decreased by two basis points from 4.06% at September 30, 2000, to 4.04% for the 2001 fiscal year.

     Other Income. Total other income increased $47,047 or 10.33% for the fiscal year ended September 30, 2001, compared to the 2000 fiscal year. Gains on sale or call of investment securities increased by $116,837 from a loss of $6,125 for the fiscal year ended September 30, 2000, to a gain of $110,712 for the 2001 fiscal year. Included in the gain for fiscal 2001 was a $41,156 gain on callable agency securities with a par value of $1,840,000 that were called at the end of September 2001.

     Other Expense. Total other expense consists of salaries and employee benefits, occupancy and equipment expense, FDIC deposit insurance, data processing expense, legal and professional services, advertising and other expenses. The costs of carrying and administering non-performing assets is also included in other expense. Other expense increased by $72,596 or 2.45% from $2,968,218 at September 30, 2000, to $3,040,814 for the 2001 fiscal year. The increase resulted from an increase in salaries and employee benefits of $140,049 or 10.21% from $1,372,332 for the fiscal year ended September 30, 2000, to $1,512,381 for the 2001 fiscal year. Increases in temporary employee cost, security services, employee health insurance and modest increases in existing employee salaries between the 2000 and 2001 fiscal years were responsible for the rise in the category. The rise in employee expense was partially offset by declines in several expense categories including depreciation and amortization, professional services, advertising and other expense.

COMPARISON OF YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     General. Net income for the year ended September 30, 2000, was $499,320 compared to $385,587 for the year ended September 30, 1999, an increase of $113,733 or 29.50%. The increase is primarily the result of decreases in provisions for loan losses and an increase in net interest income. The provision for loan losses decreased from $45,000 for the year ended September 30, 1999, to a recovery of $104,500 for the 2000 fiscal year. During the year ended September 30, 2000, the Bank collected $154,500 of loans which had been previously charged off. This recovery was offset by additions to the allowance of $50,000 to create the negative provision in 2000. The Bank's operating results depend largely upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest expense paid on deposits and borrowings, divided by average total interest earning assets. The net interest margin is affected by the economic and market factors that influence interest rates, loan demand and deposit flows. The interest rate margin increased from 3.56% for the year ended September 30, 1999, to 3.58% for the year ended September 30, 2000.

     Interest Income. Net interest income before provision for loan losses increased by $180,103 or 6.00% from $3,003,472 for the year ended September 30, 1999, to $3,183,575 for the 2000 fiscal year. Interest and fees on loans for the year ended September 30, 2000, were

$3,910,135 and $3,974,970 for the year ended September 30, 1999, a decline of $64,835 or 1.63%. Interest and dividend income on investment securities and interest income on mortgage backed securities increased by $234,460 and $262,055, respectively, from $312,138 and $1,863,885, respectively for fiscal 1999 to $546,598 and $2,125,940, respectively for the 2000 fiscal year end. The increases resulted from increases in the average balance outstanding of investment securities and mortgage backed securities as well as increases in the average rate of interest received on those respective security groups. Combined interest income on federal funds sold and other interest income increased by $21,000 or 20.19% when compared to fiscal year end 1999 as the result of an increase of approximately 92 basis points in the average yield in federal funds and interest bearing deposits.

     Interest Expense. Total interest expense increased by $272,577 from $3,251,540 for the year ended September 30, 1999, to $3,524,117 for the 2000 fiscal year September 30, 2000, an increase of 8.38%. The increase resulted from increases in market interest rates which impact the rates paid on the Bank's interest bearing liabilities and from increases in the average balance of interest bearing liabilities outstanding. (See table of selected financial data for additional detail). The average rate paid on interest bearing liabilities increased by 13 basis points from 3.93% for the year ended September 30, 1999, to 4.06% for the 2000 fiscal year.

     Other Income. Total other income decreased $82,731 or 15.37% for the year ended September 30, 2000 compared to the 1999 fiscal year. The primary changes between the 2000 fiscal year and the 1999 fiscal year occurred in the other category and in gains and losses on the sale of investment securities. Other income declined from $99,889 at September 30, 1999, to $46,293 for the 2000 fiscal year, a decrease of $53,596. During the 1999 fiscal year the Bank recognized approximately $50,000 from the recapture of a litigation accrual, while there was no such item during the 2000 fiscal year. Gains on the sale of investment securities declined $33,611 from a gain of $27,486 for the year ended September 30, 1999, to a loss of $6,125 for the 2000 fiscal year.

     Other Expense. Total other expense consists of salaries and employee benefits, occupancy and equipment expense, FDIC deposit insurance, data processing expense, legal and professional services, advertising and other expenses. The costs of carrying and administering non-performing assets is also included in other expense. Other expense increased by $73,858 or 2.55% from $2,894,360 for the year ended September 30, 1999, to $2,968,218 for the 2000 fiscal year. Two expense categories, other and professional services, increased by $135,167 and $81,753 respectively from $345,673 and $172,103, respectively for the year ended September 30, 1999, to $480,840 and $253,856, respectively for the 2000 fiscal year. The increase in other includes increases in franchise and property tax of $57,576; bad check expense of $19,996; contributions of $16,357; and write downs of foreclosed assets of $8,180 for the year ended September 30, 2000, as compared to fiscal 1999. The increase in franchise and property tax resulted from the revamping of Alabama franchise tax law because prior law had been declared unconstitutional, and from an increase in property tax resulting from recent revaluation of property values. The increase in professional services was primarily the result of an unsuccessful bid by the Bank for an institution offered for sale by the FDIC and from legal expenses associated with the workout of two classified loans.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of liquidity are deposits, loan payments, maturing investment securities, principal and interest payments on investments, mortgage-backed securities and CMOs, and advances from the Federal Home Loan Bank of Atlanta. Management believes it is prudent to maintain an investment portfolio that not only provides a source of income, but also provides a source of liquidity through its principal payments and maturities to meet lending demands and fluctuations in deposit flows. The various sources of liquidity are utilized to fund withdrawals, new loans and other investments, as well as to pay expenses of operations. Management believes that the Bank's various sources of funds are adequate to meet its commitments in the ordinary course of business.

     Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table at right) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements and meets the requirements to be classified as "well capitalized."

                                                                                        WELL CAPITALIZED UNDER
                                                                   FOR CAPITAL            PROMPT CORRECTIVE
                                            ACTUAL               ADEQUACY PURPOSES         ACTION PROVISION
                                    ----------------------    ---------------------     -----------------------
                                    AMOUNT           RATIO    AMOUNT          RATIO     AMOUNT            RATIO
                                    ------           -----    ------          -----     ------            -----
As of September 30, 2001:

Total capital
  (to risk weighted assets)      $ 10,088,000        22.14%   $ 3,645,167       8.0%   $  4,556,459       10.0%
Tier I capital
   (to risk weighted assets)     $  9,147,000        20.08%   $ 1,822,583       4.0%   $  2,733,875        6.0%
Tier I capital
   (to average assets)           $  9,147,000         8.98%   $ 4,074,388       4.0%   $  5,092,984        5.0%

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation. Because the Bank's primary assets are loans and investment securities, which include more fixed rate, fixed term loans and securities than adjustable rate loans and investments, changes in interest rates in the economy have a gradual impact on asset yields. The Bank's principal liability is deposit accounts, which are primarily short term in nature and, therefore, adjust rapidly with changes in the economy. In general, periods of high inflation are accompanied by high interest rates. When rates move up rapidly, the Bank's cost of funds increases rapidly while the yield on its assets increases slowly, resulting in a negative impact on net income. Conversely, during periods of low inflation, lower and more moderate interest rates are normally present, which results in a low cost of funds and a more favorable impact on net income.

CONTINGENCIES AND COMMITMENTS

     The Bank is defending various claims arising out of the conduct of its business. While the ultimate results of these claims cannot be predicted with certainty, in the opinion of management, the ultimate disposition of these matters will not have a significant effect on the consolidated financial position of the Company.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

                                                                        AT SEPTEMBER 30,
                                                -----------------------------------------------------------
                                                 2001        2000            1999         1998        1997
                                                ------       -----          ------       ------      ------
                                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEETS
Total assets.................................   $  103,328    100,564       96,104       92,166       99,640
Loans, net...................................       41,110     48,238       43,521       45,413       42,573
Investment securities........................       48,471     42,904       38,534       35,461       44,718
Deposits.....................................       76,945     76,334       75,180       73,892       76,346
Borrowed funds...............................       14,950     14,950       11,850        9,200        9,200
Stockholders' equity*........................        9,843      8,223        7,763        7,908        7,798
Shares outstanding*
     (actual number).........................      139,220    130,000      130,000      130,000      130,000
Book value per share*........................        70.70      63.25        59.71        60.83        59.98

                                                                   YEARS ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------
                                                 2001        2000            1999         1998        1997
                                                ------       -----          ------       ------      ------
OPERATIONS
Interest income..............................   $    7,170  $   6,708     $  6,255     $  6,543    $   6,016
Interest expense.............................        3,730      3,524        3,252        3,525        3,127
Net interest income..........................        3,440      3,184        3,003        3,018        2,889
Provision for loan loss......................           --       (104)          45          176           --
Net gain (loss) on securities................          111         (6)          27           47          141
Other noninterest income.....................          392        461          511          443          475
Other noninterest expense....................        3,040      2,968        2,894        2,981        2,947
Income before income taxes...................          902        775          602          351          558
Income tax expense...........................          312        276          217          132          200
Net income ..................................          590        499          386          219          358

PER SHARE INFORMATION
Basic earnings per share.....................         4.58       3.94         3.05         1.72         2.75
Basic weighted average
    shares outstanding*......................      128,846    126,621      126,419      127,218      130,000
Diluted earnings per share...................         4.58       3.71         2.89         1.61         2.75
Diluted weighted average shares
   outstanding*..............................      128,846    134,421      133,619      136,018      130,000

Cash dividends declared......................         0.85       0.75         0.75         0.75         0.75

OTHER DATA
                                                             FOR  THE  YEARS  ENDED  SEPTEMBER  30,
                                                 --------------------------------------------------------
                                                 2001        2000         1999         1998        1997
                                                ------       -----       ------       ------      ------
Return on average assets.....................    0.58%       0.52%        0.41%        0.23%        0.42%
Return on average stockholders' equity*......    6.95%       6.40%        4.98%        2.77%        4.80%
Equity to assets ratio*......................    9.37%       8.18%        8.08%        8.58%        7.83%
Dividend payout ratio........................   20.05%      19.53%       25.29%       44.53%       27.23%

----------
* Includes common stock subject to put obligation.

     The following table set forth certain information relating to the Company's average balance sheets, including interest earning assets, interest bearing liabilities and net interest margin.

                                                                    YEAR ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------------------
                                                     2001                     2000                      1999
                                            ----------------------     ---------------------       --------------------
                                            AVERAGE       YIELD OR     AVERAGE        YIELD OR     AVERAGE     YIELD OR
                                            BALANCE         RATE       BALANCE          RATE       BALANCE       RATE
                                            -------       --------     -------        --------     -------     --------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Federal funds and interest
    bearing deposits......................  $   2,984        4.88%         2,195       5.67%         2,188        4.75%
Investments securities held
    to maturity (1).......................      2,920        6.46%         5,180       6.19%         6,744        6.22%
Investment securities available for sale..     44,560        6.15%        36,025       6.53%        30,853        5.70%
Loans (2).................................     45,106        8.96%        44,986       8.58%        44,708        8.69%
                                            ---------        ----      ---------       ----      ---------        ----
     Total interest earning assets........     95,570        7.50%        88,386       7.54%        84,032        7.41%
Loan loss allowances......................       (362)                      (285)                     (461)
Non-interest earnings assets..............      7,403                      8,079                     8,080
                                            ---------                  ---------                 ---------
      Total assets........................    102,611                     96,180                    92,112
                                            ---------                  ---------                 ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits.................     77,444        3.72%        74,954       3.78%        73,502        3.70%
FHLB advances.............................     14,950        5.65%        11,836       5.89%         9,385        5.68%
                                            ---------        ----      ---------       ----      ---------        ----
      Total interest bearing liabilities..     92,394        4.04%        86,790       4.06%        82,887        3.93%
Accrued interest on deposits..............        286                        285                       338
Other liabilities.........................      1,342                      1,305                     1,096
Stockholders' equity (4)..................      8,589                      7,800                     7,791
                                            ---------                  ---------                 ---------
     Total liabilities and
        stockholders' equity..............  $ 102,611                     96,180                    92,112
                                            ---------                  ---------                 ---------
Interest rate spread......................                   3.46%                     3.48%                      3.48%
Net interest margin (3)...................                   3.35%                     3.58%                      3.56%

------------
(1)  Includes Federal Home Loan Bank stock.
(2)  Loan yields calculated using average balance of gross loans.
(3) Net interest income before loan loss provision divided by total average interest earning assets.
(4)  Includes common stock subject to put obligation.

RATE/VOLUME ANALYSIS

     The following table shows, for the periods indicated, the change in interest income and interest expense for each major component of interest-earning assets and interest-bearing liabilities attributable to (i) changes in volume (change in volume multiplied by old rate) and (ii) changes in rates (change in rate multiplied by old volume). Changes in rate/volume (change in rate multiplied by the change in volume) have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                        YEAR ENDED SEPTEMBER  30,
                                            -----------------------------------------------------------------------------
                                                     2001 VS. 2000                           2000     VS.     1999
                                            --------------------------------------  -------------------------------------
                                                 INCREASE (DECREASE) DUE TO             INCREASE (DECREASE) DUE TO
                                            --------------------------------------  -------------------------------------
                                              VOLUME          RATE        TOTAL       VOLUME         RATE          TOTAL
                                            -----------   -----------  -----------  -----------  -----------  -----------
Interest income:
  Loans...................................  $    10,425   $   173,082  $   183,507  $    64,219  $  (129,054) $   (64,835)
  Mortgage-backed securities..............      245,518      (137,887)     107,631      157,267      104,788      262,055
  Investments.............................      152,732        (2,170)     150,562      121,436      113,024      234,460
  Other...................................       42,900       (22,061)      20,839          342       20,658       21,000
                                            -----------   -----------  -----------  -----------  -----------  -----------
     Total................................      451,575        10,964      462,539      343,264      109,416      452,680
                                            -----------   -----------  -----------  -----------  -----------  -----------

Interest expense:
 Deposits.................................       99,313       (42,491)      56,822       56,677       51,782      108,459
 FHLB advances............................      172,159       (23,202)     148,957      143,766       20,352      164,118
                                            -----------   -----------  -----------  -----------  -----------  -----------
     Total................................      271,472       (65,693)     205,779      200,443       72,134      272,577
                                            -----------   -----------  -----------  -----------  -----------  -----------

Net interest income.......................  $   180,103   $    76,657  $   256,760  $   142,831  $    37,282  $   180,103
                                            ===========   ===========  ===========  ===========  ===========  ===========

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                      CFS Bancshares, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements

                                                                         Page
                                                                         ----
Independent Auditors' Report.............................................  46
Consolidated Balance Sheets..............................................  47
Consolidated Statements of Operations....................................  48
Consolidated Statements of Stockholders' Equity and
     Comprehensive Income (Loss).........................................  49
Consolidated Statements of Cash Flows....................................  51
Notes to Consolidated Financial Statements...............................  52

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
CFS Bancshares, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of CFS Bancshares, Inc. and subsidiaries (the Company) as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFS Bancshares, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 19 to the financial statements, the Company has presented the put obligation under its Employee Stock Ownership Plan outside of stockholders' equity as of September 30, 2001 and restated its consolidated financial statements for September 30, 2000 and 1999 to conform with this presentation.


                                       /s/ KPMG LLP


November 2, 2001

                                   CFS BANCSHARES, INC.
                                     AND SUBSIDIARIES

                               Consolidated Balance Sheets
                               September 30, 2001 and 2000

                                 ASSETS                                             2001               2000
                                                                               -------------    -------------
Cash and amounts due from depository institutions                              $   3,508,465        2,918,542
Federal funds sold and overnight deposits                                          2,610,541          675,813
                                                                               -------------    -------------
          Total cash and cash equivalents                                          6,119,006        3,594,355
Interest-earning deposits in other financial institutions                            163,142          163,142
Investment securities held to maturity (fair value of
    $1,244,186 and $3,506,924, respectively)                                       1,210,924        3,527,879
Investment securities available for sale, at fair value (cost of
    $46,448,236 and $40,099,815, respectively)                                    47,260,024       39,376,161
Federal Home Loan Bank stock                                                         747,500          747,500
Loans receivable, net                                                             41,109,567       48,238,040
Premises and equipment, net                                                        3,450,612        3,644,836
Real estate acquired by foreclosure, net                                             267,413           86,237
Accrued interest receivable on investment securities                                 146,704          149,907
Accrued interest receivable on mortgage-backed securities                            152,567          185,749
Accrued interest receivable on loans                                                 321,442          324,482
Other assets                                                                       2,379,392          525,440
                                                                               -------------    -------------
          Total assets                                                         $ 103,328,293      100,563,728
                                                                               =============    =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Interest-bearing deposits, including accrued interest                      $  76,945,341       76,334,441
    Advance payments by borrowers for taxes and insurance                            270,788          267,533
    Other liabilities                                                              1,262,817          725,003
    Employee stock ownership plan debt                                                56,000           64,000
    FHLB advances                                                                 14,950,000       14,950,000
                                                                               -------------    -------------
          Total liabilities                                                       93,484,946       92,340,977
Common stock subject to put option (27,986 and 27,586 shares, respectively)        1,175,412        1,103,440
Stockholders' equity:
    Serial preferred stock; 300,000 shares authorized; none outstanding                   --               --
    Common stock of $.01 par value; 700,000 shares authorized;
      139,220 and 130,000 shares issued and outstanding, respectively                  1,392            1,300
    Additional paid-in capital                                                     1,446,846        1,313,458
    Retained earnings-substantially restricted                                     6,739,788        6,318,928
    Accumulated other comprehensive income (loss)                                    519,545         (463,139)
    Unearned common stock held by ESOP                                               (39,636)         (51,236)
                                                                               -------------    -------------
          Total stockholders' equity                                               8,667,935        7,119,311
Commitments and contingencies
                                                                               -------------    -------------
          Total liabilities and stockholders' equity                           $ 103,328,293      100,563,728
                                                                               =============    =============

See accompanying notes to consolidated financial statements.

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                 Years ended September 30, 2001, 2000, and 1999

                                                                                 2001         2000          1999
                                                                              ----------   ----------    ----------
Interest income:
    Interest and fees on loans                                                $4,093,642    3,910,135     3,974,970
    Interest and dividend income on investment securities                        697,160      546,598       312,138
    Interest income on mortgage-backed securities                              2,233,571    2,125,940     1,863,885
    Interest income on federal funds sold                                        100,462       58,876        65,228
    Other interest income                                                         45,396       66,143        38,791
                                                                              ----------   ----------    ----------
          Total interest income                                                7,170,231    6,707,692     6,255,012
Interest expense:
    Interest on deposits                                                       2,884,557    2,827,735     2,719,276
    Interest on FHLB advances                                                    845,339      696,382       532,264
                                                                              ----------   ----------    ----------
          Total interest expense                                               3,729,896    3,524,117     3,251,540
                                                                              ----------   ----------    ----------
          Net interest income                                                  3,440,335    3,183,575     3,003,472
Provision for (recovery of) loan losses                                               --     (104,500)       45,000
                                                                              ----------   ----------    ----------
          Net interest income after provision for (recovery of) loan losses    3,440,335    3,288,075     2,958,472
                                                                              ----------   ----------    ----------
Other income:
    Service charges on deposit accounts                                          358,383      415,469       410,993
    Gains (losses) on sales and calls of investment securities                   110,712       (6,125)       27,486
    Other                                                                         33,589       46,293        99,889
                                                                              ----------   ----------    ----------
          Total other income                                                     502,684      455,637       538,368
                                                                              ----------   ----------    ----------
Other expense:
    Salaries and employee benefits                                             1,512,381    1,372,332     1,333,455
    Net occupancy expense                                                        130,828      120,853       115,754
    Federal insurance premiums                                                    48,972       56,786        97,494
    Data processing expenses                                                     215,450      208,665       229,336
    Professional services                                                        234,189      253,856       172,103
    Depreciation and amortization                                                243,035      281,325       301,281
    Advertising expense                                                           53,140       70,302       163,175
    Office supplies                                                               65,923       57,198        75,420
    Insurance expense                                                             69,546       66,061        60,669
    Other                                                                        467,350      480,840       345,673
                                                                              ----------   ----------    ----------
          Total other expense                                                  3,040,814    2,968,218     2,894,360
                                                                              ----------   ----------    ----------
          Income before income taxes                                             902,205      775,494       602,480
Income tax expense                                                               311,873      276,174       216,893
                                                                              ----------   ----------    ----------
          Net income                                                          $  590,332      499,320       385,587
                                                                              ==========   ==========    ==========
Basic earnings per share                                                      $     4.58         3.67          3.05
                                                                              ==========   ==========    ==========
Basic weighted average shares outstanding                                        128,846       99,035       126,419
                                                                              ==========   ==========    ==========
Diluted earnings per share                                                    $     4.58         3.40          2.89
                                                                              ==========   ==========    ==========
Diluted weighted average shares outstanding                                      128,846      106,835       133,619
                                                                              ==========   ==========    ==========

See accompanying notes to consolidated financial statements.

                CFS BANCSHARES, INC.
                  AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                    Years ended September 30, 2001, 2000, and 1999

                                                                                                               ACCUMULATED
                                                                                           RETAINED              OTHER
                                                                        ADDITIONAL         EARNINGS -        COMPREHENSIVE
                                                         COMMON          PAID-IN         SUBSTANTIALLY           INCOME
                                                         STOCK           CAPITAL          RESTRICTED             (LOSS)
                                                         ------         ----------       -------------       -------------
Balance at September 30, 1998
    (as previously reported)                            $ 1,300        1,295,860           6,732,461                7,602
Prior period adjustment                                      --               --          (1,251,548)                  --
                                                        -------       ----------         -----------            ---------
Balance at September 30, 1998 (as restated)               1,300        1,295,860           5,480,913                7,602
    Net income                                               --               --             385,587                   --
    Unrealized loss on investment
       securities available for sale, net                    --               --                  --             (510,400)
    Comprehensive loss
    Difference between fair value and cost
       of Employee Stock Ownership Plan
       shares committed to be released                       --           12,900                  --                   --
    Release of Employee Stock Ownership
       Plan shares                                           --               --                  --                   --
    Decrease in fair value of common stock
       subject to put option                                 --               --             300,948                   --
    Cash dividends declared ($.75 per share)                 --               --             (97,500)                  --
                                                        -------       ----------         -----------            ---------
Balance at September 30, 1999                           $ 1,300        1,308,760           6,069,948             (502,798)
    Net income                                               --               --             499,320                   --
    Unrealized gain on investment
       securities available for sale, net                    --               --                  --               39,659
    Comprehensive income
    Difference between fair value and cost
       of Employee Stock Ownership Plan
       shares committed to be released                       --            4,698                  --                   --
    Release of Employee Stock Ownership
       Plan shares                                           --               --                  --                   --
    Increase in fair value of common stock
       subject to put option                                 --               --            (152,840)                  --
    Cash dividends declared ($.75 per share)                 --               --             (97,500)                  --
                                                        -------       ----------         -----------            ---------
Balance at September 30, 2000                           $ 1,300        1,313,458           6,318,928             (463,139)
    Net income                                               --               --             590,332                   --
    Unrealized gain on investment
       securities available for sale, net                    --               --                  --              982,684
    Comprehensive income
    Exercise of stock options                                92          128,988                  --                   --
    Difference between fair value and cost
       of Employee Stock Ownership Plan
       shares committed to be released                       --            4,400                  --                   --
    Release of Employee Stock Ownership
       Plan shares                                           --               --                  --                   --
    Increase in fair value of common stock
       subject to put option                                 --               --             (71,972)                  --
    Cash dividends declared ($.75 per share)                 --               --             (97,500)                  --
                                                        -------       ----------         -----------            ---------
Balance at September 30, 2001                           $ 1,392        1,446,846           6,739,788              519,545
                                                        =======       ==========         ===========            =========

                                                         UNEARNED
                                                          COMMON
                                                           STOCK           TOTAL
                                                          HELD BY      STOCKHOLDERS'        COMPREHENSIVE
                                                           ESOP           EQUITY            INCOME (LOSS)
                                                         --------      ------------         -------------
Balance at September 30, 1998
    (as previously reported)                             (129,171)      7,908,052
Prior period adjustment                                        --      (1,251,548)
                                                        ---------     -----------
Balance at September 30, 1998 (as restated)              (129,171)      6,656,504
    Net income                                                 --         385,587             $  385,587
    Unrealized loss on investment
       securities available for sale, net                      --        (510,400)              (510,400)
                                                                                              ----------
    Comprehensive loss                                                                        $ (124,813)
                                                                                              ==========
    Difference between fair value and cost
       of Employee Stock Ownership Plan
       shares committed to be released                         --          12,900
    Release of Employee Stock Ownership
       Plan shares                                         64,085          64,085
    Decrease in fair value of common stock
       subject to put option                                   --         300,948
    Cash dividends declared ($.75 per share)                   --         (97,500)
                                                        ---------     -----------
Balance at September 30, 1999                             (65,086)      6,812,124
    Net income                                                 --         499,320             $  499,320
    Unrealized gain on investment
       securities available for sale, net                      --          39,659                 39,659
                                                                                              ----------
    Comprehensive income                                                                      $  538,979
                                                                                              ==========
    Difference between fair value and cost
       of Employee Stock Ownership Plan
       shares committed to be released                         --           4,698
    Release of Employee Stock Ownership
       Plan shares                                         13,850          13,850
    Increase in fair value of common stock
       subject to put option                                   --        (152,840)
    Cash dividends declared ($.75 per share)                   --         (97,500)
                                                        ---------     -----------
Balance at September 30, 2000                             (51,236)      7,119,311
    Net income                                                 --         590,332             $  590,332
    Unrealized gain on investment
       securities available for sale, net                      --         982,684                982,684
                                                                                              ----------
    Comprehensive income                                                                      $1,573,016
                                                                                              ==========
    Exercise of stock options                                  --         129,080
    Difference between fair value and cost
       of Employee Stock Ownership Plan
       shares committed to be released                         --           4,400
    Release of Employee Stock Ownership
       Plan shares                                         11,600          11,600
    Increase in fair value of common stock
       subject to put option                                   --         (71,972)
    Cash dividends declared ($.75 per share)                   --         (97,500)
                                                        ---------     -----------
Balance at September 30, 2001                             (39,636)      8,667,935
                                                        =========     ===========


See accompanying notes to consolidated financial statements.

                          CFS BANCSHARES, INC.
                            AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
             Years ended September 30, 2001, 2000, and 1999

                                                                                  2001              2000             1999
                                                                                ---------       ----------         ---------
Cash flows from operating activities:
    Net income                                                                  $ 590,332           499,320          385,587
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Provision for (recovery of) loan losses                                      --          (104,500)          45,000
          Depreciation and amortization                                           243,035           281,325          301,281
          Net amortization of premium and accretion
            of discount on investment securities                                   66,312            46,066          134,208
          Net accretion of deferred loan origination fees                         (86,827)          (50,188)         (61,607)
          Compensation expense recognized on
            ESOP shares allocation                                                 16,000            18,548           36,162
          Loss (gain) on sale of investment securities
            available for sale, net                                               (14,201)            4,083          (25,850)
          Loss (gain) on sale of investment securities held to
            maturity, net                                                              --             2,042               --
          Gain on call of investment securities
            available for sale, net                                               (96,511)               --           (1,636)
          Loss (gain) on sale of real estate acquired by foreclosure               (3,336)          (16,552)          (5,482)
          Decrease (increase) in accrued interest receivable                       39,425           (50,683)          31,858
          Decrease (increase) in other assets                                     (13,032)          529,765         (336,694)
          Increase (decrease) in other liabilities                                (14,944)         (256,599)         261,920
          Increase (decrease) in accrued interest on deposits                    (139,819)           88,647           38,448
                                                                                ---------        ----------        ---------
               Net cash provided by operating activities                          586,434           991,274          803,195
                                                                                ---------        ----------        ---------

                            CFS BANCSHARES, INC.
                              AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

               Years ended September 30, 2001, 2000, and 1999

                                                                           2001                2000              1999
                                                                       ------------        -----------        ------------
Cash flows from investing activities:
    Increase in interest-earning
       deposits in other financial institutions                        $         --             (1,618)            (2,009)
    Proceeds from sale of investment securities held to maturity                 --             81,232                 --
    Purchases of investment securities held to maturity                          --                 --           (502,656)
    Purchases of mortgage - backed securities
       held to maturity                                                          --                 --           (953,886)
    Proceeds from principal collected on mortgage-
       backed securities and collateralized mortgage                      2,313,993          1,305,991          2,837,205
       obligations held to maturity
    Proceeds from sale of investment securities
       available for sale                                                 2,031,020          1,309,941          1,550,760
    Proceeds from maturity or call of investment
       securities available for sale                                      4,840,000            146,336          2,661,567
    Purchases of investment securities available for sale               (16,979,474)        (1,897,478)        (6,884,031)
    Purchases of mortgage-backed securities available for sale           (2,149,526)        (8,646,922)       (12,512,826)
    Proceeds from principal collected on mortgage-backed
       securities and collateralized mortgage obligations
       available for sale                                                 4,116,000          3,340,701          9,826,447
    Redemption (purchase) of FHLB stock                                          --           (155,000)            77,500
    Net change in loans                                                   6,971,492         (4,638,190)         1,781,327
    Proceeds from sale of premises and equipment                                 --              1,782                 --
    Purchases of premises and equipment                                     (48,811)           (56,510)          (141,718)
    Proceeds from sale of real estate acquired by foreclosure                65,969             57,346            145,450
    Improvements to real estate acquired by foreclosure                          --             (3,761)                --
                                                                       ------------       ------------        -----------
            Net cash provided by (used in) investing activities           1,160,663         (9,156,150)        (2,116,870)
                                                                       ------------       ------------        -----------
Cash flows from financing activities:
    Net increase in interest-bearing deposits                               750,719          1,065,471          1,249,686
    Cash dividends                                                          (97,500)           (97,500)           (97,500)
    Increase (decrease) in advance payments by
       borrowers for taxes and insurance                                      3,255              9,809            (42,924)
    Net proceeds from FHLB advances                                              --          3,100,000          2,650,000
    Repayment of ESOP debt                                                   (8,000)            (8,000)           (73,471)
    Proceeds from exercise of stock options                                 129,080                 --                 --
                                                                       ------------       ------------        -----------
            Net cash provided by financing activities                       777,554          4,069,780          3,685,791
                                                                       ------------       ------------        -----------
Net increase (decrease) in cash and cash equivalents                      2,524,651         (4,095,096)         2,372,166
Cash and cash equivalents at beginning of year                            3,594,355          7,689,451          5,317,285
                                                                       ------------       ------------        -----------
Cash and cash equivalents at end of year                               $  6,119,006          3,594,355          7,689,451
                                                                       ============       ============        ===========
Supplemental information on cash payments:
    Interest paid                                                      $  3,869,715          3,435,470          3,213,092
                                                                       ============       ============        ===========
    Income taxes paid                                                  $    374,205            337,500                 --
                                                                       ============       ============        ===========
Supplemental information on noncash investing
  and financing activities:
    Loans transferred to real estate acquired by foreclosure           $    243,809             75,998            127,604
                                                                       ============       ============        ===========
    Change in fair value of common stock subject to put option         $     71,972            152,840           (417,183)
                                                                       ============       ============        ===========

See accompanying notes to consolidated financial statements.

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CFS Bancshares, Inc. is a holding company for Citizens Federal Savings Bank (the Bank) and the Bank's wholly-owned subsidiary, Citizens Service Corporation - collectively the Company. The Bank is a federally chartered stock savings bank regulated by the Office of Thrift Supervision (OTS) and certain other federal agencies. The Bank provides a full range of banking services to customers through its offices in Birmingham and Eutaw, Alabama. The Bank is subject to competition from other financial institutions in the market in which it operates. The following is a description of the more significant accounting and reporting policies that the Company follows in preparing and presenting its financial statements:

     (a)  BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of CFS Bancshares, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

          The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

          One estimate that is particularly susceptible to a significant change in the near term relates to the determination of the allowance for loan losses. A significant portion of the Bank's mortgage loans is secured by real estate in Alabama, primarily in Jefferson County and the surrounding areas. The ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in Alabama.

          Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future changes to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

     (b)  CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash on hand, amounts due from financial institutions and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     (c)  INVESTMENT SECURITIES

          The Bank classifies its investment securities in two categories: available for sale or held to maturity. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities are classified as available for sale.

          Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost adjusted for the amortization or accretion of premiums and discounts. Unrealized holding gains and losses, net of the related income tax effects, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

          A   decline   in  the  fair   value  of  any   available-for-sale   or
          held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

          Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the level-yield method and prepayment assumptions. Dividend and interest income are recognized when earned. Realized gains and losses for investment securities sold are included in earnings and are derived using the specific identification method for determining the cost of the security sold.

          The investment in the stock of the Federal Home Loan Bank is required of insured institutions that utilize the services of the Federal Home Loan Bank. The stock has no quoted fair value and no ready market exists. However, the Federal Home Loan Bank has historically repurchased the stock at cost. Accordingly, the stock is reported in the financial statements at cost.

     (d)  LOANS AND INTEREST INCOME

          Loans receivable are stated at their unpaid principal balance less the undisbursed portion of loans in process, unearned interest income and an allowance for loan losses. Interest income on loans is recorded using a simple interest method. It is the general policy of the Bank to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more or the ultimate collection of either is in doubt. Unearned discount on loans purchased is accreted to income over the remaining life of the loans purchased using the level-yield method.

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999


          At September 30, 2000, approximately 23 percent of the Bank's loan portfolio consists of mortgage loans to churches. The Bank's exposure to credit loss in the event of nonperformance by the parties to the church loans is represented by the contractual amounts of these instruments.

     (e)  ALLOWANCE FOR LOAN LOSSES

          Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, including such factors as the volume and character of loans outstanding, past loss experience, and such other factors, which in management's judgment, deserve recognition in estimating loan losses. Loans are charged to the allowance when, in the opinion of management, such loans are deemed to be uncollectible. Provisions for loan losses and recoveries of loans previously charged to the allowance are added to the allowance.

          One of the procedures used by management in establishing the allowance for loan losses is the evaluation of potential impairment on selected loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the note agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Loans that are determined to be impaired require a valuation allowance equivalent to the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans that are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

     (f)  LOAN FEES

          Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as a yield adjustment using a method which approximates the level-yield method.

     (g)  REAL ESTATE ACQUIRED BY FORECLOSURE

          For real estate acquired through foreclosure, a new cost basis is established at the lower of cost or fair value, adjusted for estimated costs to sell, at the time of foreclosure. Subsequent to foreclosure, foreclosed assets are carried at the lower of fair value less estimated costs to sell or cost, with the difference recorded as a valuation allowance, on an individual asset basis. Changes in the valuation allowance are recognized as charges or credits to earnings.

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999


     (h)  INCOME TAXES

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

     (i)  PREMISES AND EQUIPMENT

          Land is stated at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets on primarily the straight-line method.

     (j)  EMPLOYEE STOCK OWNERSHIP PLAN

          The Company sponsors an Employee Stock Ownership Plan (ESOP), which has borrowed funds from another financial institution to acquire common stock of the Company. The Company has committed to make contributions to the plan that, when combined with dividends on unallocated shares, are sufficient to fund interest and principal payments on the ESOP debt. Unallocated shares are reflected as unearned ESOP shares in stockholders' equity. Shares are released and allocated to participants as principal payments are made on the loans. The Company records compensation expense equal to the fair value of the committed-to-be-released shares.

          The Company presents the maximum obligation to repurchase ESOP shares subject to a put at the option of withdrawing participants outside of stockholders' equity. This obligation is adjusted to reflect the fair value of the allocated ESOP shares subject to the put option at each reporting date. There is no put obligation related to unallocated ESOP shares because these shares have not yet been earned by the participants.

     (k)  EARNINGS PER SHARE

          Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of any outstanding stock options.

          If the effect of the fair value adjustment to the common stock subject to the put option is dilutive, basic and diluted earnings per share amounts are calculated by reducing net income available to common shareholders by the increase in the fair value of ESOP shares subject to the put option and reducing weighted average basic and diluted shares outstanding by the ESOP shares subject to the put option.

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

     (l)  RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For CFS Bancshares, Inc., Statement 133, as amended, was effective October 1, 2000. The adoption of Statement 133 has not had an impact on the consolidated financial statements of the Company.

          In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
          Liabilities". Statement 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of its activities, Statement 140 has had no impact on the Company's consolidated financial statements.

          In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", or as described below, FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company is required to adopt the provisions of Statement No. 141 effective immediately and Statement 142 effective October 1, 2002. The Company does not currently have any goodwill or other intangibles capitalized on its balance sheet. Accordingly, the Company currently does not expect the adoption of Statements 141 and 142 to have a material impact on its consolidated financial statements.

          In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations". This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, an entity must capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

          either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provisions of Statement 143 for fiscal years beginning after June 15, 2002. The Company is currently assessing whether Statement 143 will have an impact on its consolidated financial statements.

          In July 2001, the Office of the Chief Accountant and the Division of Corporation Finance of the Securities and Exchange Commission (the Commission) released Staff Accounting Bulletin No. 102, (SAB 102), "Selected Loan Loss Allowance Methodology and Documentation Issues", which provides certain views of the Commission staff on the development, documentation, and application of a systematic loan loss allowance methodology. SAB 102 does not change any of the accounting profession's existing rules of accounting for loan loss provisions or allowances. Rather, SAB 102 draws upon existing guidance, in Commission rules and interpretations, generally accepted accounting principles, and generally accepted auditing standards, and explains certain views of the Commission staff on applying existing guidance related to loan allowance methodologies and supporting documentation. SAB 102 is effective immediately. SAB 102 has not had a significant impact on the Company's consolidated financial statements.

          In August 2001, the FASB issued Statement 144, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting and Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions" (Opinion
          30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, "Goodwill and Other Intangible Assets".

          The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending December 31, 2001. Management does not expect the adoption of Statement 144 to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot fully determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

(2)  CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

     The Bank is required to maintain certain daily reserve balances in accordance with the Federal Reserve Board requirements. The Bank's applicable cash and cash equivalents exceeded the required balances of approximately $25,000 at September 30, 2001 and 2000.


(3)  INVESTMENT SECURITIES

     The amortized cost and approximate fair value of investment securities held to maturity at September 30, 2001 and 2000 were as follows:

                                                          2001                          2000
                                               --------------------------     -------------------------
                                                AMORTIZED        FAIR          AMORTIZED       FAIR
                                                  COST          VALUE            COST          VALUE
                                               -----------    ----------      ----------    -----------
       U.S. Government agencies                $        --            --         500,000        496,360
       Mortgage-backed securities                  893,349       924,957       1,877,722      1,868,204
       Collateralized mortgage
         obligations                               317,575       319,229       1,150,157      1,142,360
                                                ----------    ----------      ----------     ----------

                                               $ 1,210,924     1,244,186       3,527,879      3,506,924
                                                ==========    ==========      ==========     ==========

     The amortized cost and approximate fair value of investment securities available for sale at September 30, 2001 and 2000 were as follows:

                                                          2001                          2000
                                               --------------------------     -------------------------
                                                AMORTIZED        FAIR          AMORTIZED       FAIR
                                                  COST          VALUE            COST          VALUE
                                               -----------    ----------      ----------    -----------
       U.S. Treasury and U.S.
         Government agencies                   $ 7,665,279       7,999,142      8,804,664      8,529,274
       Equity securities                         5,877,375       5,875,380      3,102,882      3,057,864
       Mortgage-backed securities               15,918,309      16,185,096     14,262,037     13,913,202
       Collateralized mortgage
         obligations                            16,987,273      17,200,406     13,930,232     13,875,821
                                                ----------     -----------    -----------    -----------

                                               $46,448,236      47,260,024     40,099,815     39,376,161
                                                ==========     ===========    ===========    ===========

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

     The gross unrealized gains and losses of investment securities held to maturity at September 30, 2001 and 2000 were as follows:

                                                              2001                                  2000
                                                ----------------------------------    ----------------------------------
                                                    GROSS              GROSS              GROSS              GROSS
                                                  UNREALIZED         UNREALIZED         UNREALIZED         UNREALIZED
                                                    GAINS              LOSSES             GAINS              LOSSES
                                                -------------      -------------      -------------      --------------
       U.S. Treasury and U.S.
         Government agencies                 $            --                  --                --              (3,640)
       Mortgage-backed securities                     31,608                  --             1,805             (11,323)
       Collateralized mortgage
         obligations                                   1,654                  --                --              (7,797)
                                                ------------       -------------      ------------       -------------

                                             $        33,262                  --             1,805             (22,760)
                                                ============       =============      ============       =============

     The gross unrealized gains and losses of investment securities available for sale at September 30, 2001 and 2000 were as follows:

                                                              2001                                  2000
                                                ---------------------------------     ---------------------------------
                                                    GROSS              GROSS              GROSS              GROSS
                                                  UNREALIZED         UNREALIZED         UNREALIZED         UNREALIZED
                                                    GAINS              LOSSES             GAINS              LOSSES
                                                -------------      --------------     -------------      --------------
       U.S. Treasury and U.S.
         Government agencies                   $     333,863                  --            26,860            (302,250)
       Equity securities                                  --              (1,995)               --             (45,018)
       Mortgage-backed securities                    266,787                  --            18,523            (367,358)
       Collateralized mortgage
         obligations                                 255,264             (42,131)           72,025            (126,436)
                                                ------------       -------------      ------------       -------------

                                               $     855,914             (44,126)          117,408            (841,062)
                                                ============       =============      ============       =============

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

     The amortized cost and approximate fair value of debt investment securities available for sale at September 30, 2001, by contractual maturities are shown below. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

                                                                   AMORTIZED             FAIR
                                                                     COST                VALUE
                                                                  ------------         -----------
         Due from five to ten years                               $  7,665,279           7,999,142
         Mortgage-backed securities and collateralized
           mortgage obligations                                     32,905,582          33,385,502
                                                                   -----------         ------------

                                                                  $ 40,570,861          41,384,644
                                                                   ===========         ============

     Proceeds from sales of investment securities available for sale were $2,031,020, $1,309,941, and $1,550,760 for the years ended September 30,
     2001, 2000, and 1999, respectively. Gross gains of $17,872 and gross losses of $3,671 were realized on those sales for the years ended September 30, 2001. Gross losses of $4,083 were realized on those sales for the years ended September 30, 2000. Gross gains of $25,850 were realized on those sales for the years ended September 30, 1999.

     Proceeds from sales of investment securities held to maturity were $81,232 for the year ended September 30, 2000. The amortized cost of the sold investment security held to maturity was $83,274 resulting in gross losses of $2,042 for the year ended September 30, 2000. The sale of the investment security held to maturity in 2000 occurred after the Bank collected over 85% of the principal outstanding. There were no investment securities held to maturity sold during 2001 or 1999.

     Investment securities with amortized cost of $36,041,628 and $35,128,321 at September 30, 2001 and 2000, respectively, were pledged to secure public deposits as required by law and for other purposes. Additionally, in accordance with Office of Thrift Supervision regulations, the Bank is required to maintain a certain percentage (4 percent at September 30, 2001) of its withdrawable deposits and current borrowings in cash, U.S. Treasury obligations, or other approved investments that are readily convertible into cash. The Bank met this liquidity requirement at September 30, 2001.

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

(4)  LOANS

     A summary of the components of the Company's net loans at September 30, 2001 and 2000 follows:

                                                                                   2001                2000
                                                                             -------------         ------------
        Total loans                                                          $  43,135,399           50,712,916

        Plus unearned premium on loans purchased                                     4,726               18,877

        Less:  Unamortized loan origination fees                                  (548,387)            (635,214)
                Undisbursed portion of loans in process                         (1,085,403)          (1,516,383)
                Allowance for loan losses                                         (396,768)            (342,156)
                                                                              ------------        -------------

        Net loans                                                            $  41,109,567           48,238,040
                                                                              ============        =============

       The composition of the total loan portfolio follows:

                                                                                 2001                   2000
                                                                             -------------           ------------
        Residential real estate mortgage                                     $   27,073,539            32,424,554
        Consumer installment                                                      1,050,227             1,318,057
        Non residential mortgage                                                 14,708,972            15,763,271
        Commercial                                                                  302,661             1,207,034
                                                                              -------------          ------------

               Total loans                                                   $   43,135,399            50,712,916
                                                                              =============          ============

     A summary of the transactions in the allowance for loan losses for the years ended September 30, 2001, 2000, and 1999 follows:

                                                              2001                 2000                1999
                                                          ------------         ------------        ------------
        Balance at beginning of year                     $     342,156              310,157             553,797
        Net charge-offs
            Gross charge-offs                                  (40,973)             (84,401)           (326,590)
            Gross recoveries                                    95,585              220,900              37,950
        Provision for (recovery of) loan losses                     --             (104,500)             45,000
                                                          ------------         ------------        ------------

        Balance at end of year                           $     396,768              342,156             310,157
                                                          ============         ============        ============

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999


     Loans on which the accrual of interest had been discontinued amounted to $1,567,709 and $1,755,011 as of September 30, 2001 and 2000, respectively.
     If these loans had been current throughout their terms, interest income would have been increased by $89,385, $66,594, and $62,189 for 2001, 2000, and 1999, respectively.

     Impaired loans at September 30, 2001 and 2000 totaled $248,979 and $148,075, respectively. The allowance amounts, which were $155,475 and $54,572 in 2001 and 2000, respectively, were primarily determined using the fair value of the related collateral. The average recorded investment in impaired loans for the years ended September 30, 2001, 2000, and 1999 was $198,527, $149,078, and $221,001, respectively. The interest income recognized on impaired loans for the years ended September 30, 2001, 2000, and 1999 was approximately $0, $85, and $3,744, respectively.

     During 2001, certain officers and directors of the Company, including their immediate families and companies with which they are associated, were loan customers of the Bank. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not present more than a normal credit risk. The following is a summary of activity during 2001 with respect to the aggregate loans to these individuals and their associates:

              Balance at September 30, 2000              $   1,760,860
                  New loans                                     24,110
                  Repayments                                (1,157,486)
                                                         -------------

              Balance at September 30, 2001              $     627,484
                                                         =============

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

(5)  PREMISES AND EQUIPMENT

     Premises and equipment at September 30, 2001 and 2000 are summarized as follows:

                                                                        2001               2000
                                                                  -------------       ------------
       Land                                                       $     733,242             733,242
       Buildings and leasehold improvements                           3,052,339           3,038,911
       Furniture, fixtures and equipment                              2,216,763           2,197,013
                                                                   -------------       ------------

                                                                      6,002,344           5,969,166

       Less: accumulated depreciation                                (2,551,732)         (2,324,330)
                                                                   -------------       ------------

                                                                  $   3,450,612           3,644,836
                                                                   =============       ============

(6)  REAL ESTATE ACQUIRED BY FORECLOSURE

     Real estate acquired by foreclosure, net, as of September 30, 2001 and 2000 totaled $267,413 and $86,237, respectively. There were no transactions in the allowance for losses on the real estate acquired by foreclosure in 2001, 2000 or 1999.


(7)  INTEREST-BEARING DEPOSITS

     At September 30, 2001 and 2000, the composition of interest-bearing deposits and applicable weighted average interest rates were as follows:

                                                                                          2001                2000
                                                                                     ----------------    --------------

       NOW accounts (2001 - .45%. 2000 - .43%)                                       $    9,015,368           8,755,081
       Super NOW accounts (2001- 2.00%, 2000 - 2.27%)                                     4,326,760           4,699,077
       Passbook savings (2001 - 2.49%, 2000 - 2.49%)                                     17,258,958          16,464,242
       Time deposits:
           Certificates of deposit less than $100,000 (2001 - 4.58%,
       2000 - 5.09%)                                                                     22,180,546          18,572,682
           Certificates of deposit greater than $100,000 (2001 - 3.98%,
              2000 -5.93%)                                                               24,046,106          27,585,937
                                                                                      -------------      --------------

                Total time deposits                                                      46,226,652          46,158,619

       Accrued interest on deposits                                                         117,603             257,422
                                                                                      -------------      --------------

                Total deposits                                                       $   76,945,341          76,334,441
                                                                                      =============      ==============

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

     Weighted average interest rates on deposit accounts were as follows at September 30, 2001 and 2000:

                                                                              2001              2000
                                                                            --------           -------

             NOW and demand deposit accounts                                    .45%              .43%
             Super NOW accounts                                                2.00%             2.27%
             Passbook savings accounts                                         2.49%             2.49%
             Certificates of deposit less than $100,000                        4.58%             5.09%
             Certificates of deposit greater than $100,000                     3.98%             5.93%
                 Total                                                         3.29%             4.12%


     Interest on deposits is summarized as follows:

                                                          2001               2000                1999
                                                      ------------       ------------        ------------

             NOW accounts                            $      59,672             40,317              36,040
             Super NOW accounts                             91,932            107,477              97,103
             Passbook savings                              419,823            416,499             435,261
             Time deposits                               2,313,130          2,263,442           2,150,872
                                                      ------------       ------------        ------------

                                                     $   2,884,557          2,827,735           2,719,276
                                                      ============       ============        ============

     The amounts and maturities of time deposits at September 30, 2001 and 2000 are as follows:

                                                                              2001               2000
                                                                          ------------      ------------

             Within one year                                             $  40,109,012        38,924,656
             After one but within two years                                  3,544,087         4,381,218
             After two but within three years                                1,782,162         2,164,490
             After three but within four years                                 468,071           365,486
             After four but within five years                                  296,651           282,622
             Greater than five years                                            26,669            40,147
                                                                          ------------      ------------

                                                                         $  46,226,652        46,158,619
                                                                          ============      ============

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999


(8)  BORROWED FUNDS

     The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at September 30, 2001:

                                                                             FIXED
                                                                           INTEREST
             MATURITY DATE                                                   RATE
             -------------------------------------------------------       ----------
             September 2004                                                    5.71%       $    5,000,000
             June 2008                                                         5.51%            4,200,000
             January 2011                                                      5.05%            5,750,000
                                                                                            -------------

                 Total (weighted average rate of 5.40%)                                    $   14,950,000
                                                                                            =============

     At September 30, 2001, the advances were collateralized by a blanket pledge of first-mortgage residential loans. The September 2004 advance and the June 2008 advance are callable in September 2001 and June 2003, respectively.


(9)  INCOME TAXES

     For the years ended September 30, 2001, 2000, and 1999, income tax expense (benefit) consists of the following:

                                                           2001               2000               1999
                                                      ------------       ------------       ------------
             Current:
                 Federal                              $    386,657            274,210            113,290
                 State                                      28,866             19,219             12,037
                                                      ------------       ------------       ------------

                                                           415,523            293,429            125,327
                                                      ------------       ------------       ------------

             Deferred:
                 Federal                                   (93,946)           (14,845)            84,509
                 State                                      (9,704)            (2,410)             7,057
                                                      ------------       ------------       ------------

                                                          (103,650)           (17,255)            91,566
                                                      ------------       ------------       ------------

                                                      $    311,873            276,174            216,893
                                                      ============       ============       ============

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

     The income tax expense above represents an effective tax rate of 34.6 percent, 35.6 percent, and 36.0 percent for 2001, 2000, and 1999, respectively. The actual income tax expense for 2001, 2000, and 1999 differs from the "expected" income tax expense for those years which is computed by applying the U.S. Federal corporate income tax rate of 34 percent for 2001, 2000, and 1999 to income before income taxes as follows:

                                                                     2001                  2000                1999
                                                                 ------------          ------------        ------------
       Computed "expected" income tax expense                   $     306,750               263,668             204,844
       State tax, net of federal effect                                12,647                11,095               9,400
       Dividends paid to ESOP                                          (7,851)               (7,845)             (7,845)
       Other, net                                                         327                 9,256              10,494
                                                                 ------------          ------------        ------------

                                                                $     311,873               276,174             216,893
                                                                 ============          ============        ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are presented below:

                                                                                           2001                2000
                                                                                       ------------        ------------
       Deferred tax assets:
           Unrealized loss on investment securities available for sale                $          --             260,515
           Loans - unearned loan fee income                                                  11,667              14,381
           Nonaccrual interest                                                              105,642             125,033
           Foreclosed property                                                               43,794              21,726
           Prepaid expenses and accruals                                                     11,018              11,791
           Other                                                                              1,586              10,580
                                                                                       ------------        ------------

                                                                                            173,707             444,026
                                                                                       ------------        ------------

       Deferred tax liabilities:
           Unrealized gain on investment securities available for sale                      292,243                  --
           Loans - allowance for loan losses                                                 41,960              46,186
           FHLB stock                                                                        40,942              40,942
           Premises and equipment - differences in depreciation expense                          --              15,422
           Loan basis - book to tax difference                                                   --              93,704
           Other                                                                                 --                 102
                                                                                       ------------        ------------

                                                                                            375,145             196,356
                                                                                       ------------        ------------

       Net deferred tax (liability) asset                                             $    (201,438)            247,670
                                                                                       ============        ============

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999


     Management believes results of future operations will generate sufficient taxable income and resulting tax liabilities to realize the deferred tax asset. There was no valuation allowance at September 30, 2001 or 2000, or any change in the valuation allowance during the years ended September 30, 2001, 2000, or 1999


(10) EMPLOYEE BENEFIT PLANS

     The Company sponsors an Employee Stock Ownership Plan (ESOP). The ESOP is available to all employees who have met certain age and service requirements. Contributions to the plan are determined by the board of directors, based on a percentage of the total payroll and certain limitations as to the deductibility for tax purposes. The Company intends to make contributions to the Plan that, when combined with dividends on unallocated shares, are sufficient to fund interest and principal payments on the ESOP debt. The ESOP has borrowed funds on three occasions to purchase shares of common stock of the Bank for the benefit of the ESOP participants.

     The common stock of the Company acquired by the ESOP is held as collateral for the loans. As of September 30, 2001, the ESOP holds 30,790 (22.11 percent) shares of the Company's outstanding stock, of which 27,986 shares have been allocated to the participants. The Company makes contributions to the ESOP, which are used to make loan interest and principal payments. Shares are released and allocated to the participants' prorata with the paydowns on the ESOP debt. All dividends paid on allocated and unallocated shares are used to reduce interest expense related to the ESOP debt.

     The first ESOP loan (1989 loan) was paid off as of September 30, 1999. The second ESOP loan (1995 loan) was paid off as of September 30, 1999. The third ESOP loan (1998 loan) is repayable in monthly installments of interest at the prime rate and annual installments of principal in the amount of $8,000. The loan originated on March 9, 1998 to purchase 4005 shares (1998 shares). The principal outstanding at September 30, 2001 and 2000 was $56,000 and $64,000, respectively. Unearned shares at year-end 2001 and 2000 totaled 2,571 and 2,971 with fair values of $107,982 and $118,840, respectively.

     Contributions to fund the installments on the 1989 loan have been recorded as compensation expense. Such contributions approximated $13,000 in 1999. The fair value of the committed-to-be-released 1995 and 1998 shares are also reported as compensation expense. Such shares totaled 400, 400, and 860 for 2001, 2000, and 1999, respectively. The related compensation expense approximated $17,000, $18,000, and $36,000 in 2001, 2000, and 1999,
     respectively.

     Under the terms of the ESOP, withdrawing participants that have either reached retirement or otherwise have been separated from service for five years can liquidate their investment in the Company's common stock at its fair value by selling the stock to the Company or the ESOP. The Company may repurchase the shares in 20% increments annually over a five-year period.

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

     The Bank also sponsors a 401(k) retirement plan (401(k)). The 401(k) is a trusteed, salary reduction plan which is available to all employees who have completed one year of service and have attained the age of 21. 401(k) participants may elect to defer a percentage of their compensation each year up to a certain dollar limit established by law. The Bank's management may make a discretionary matching contribution equal to a percentage of the amount of salary reduction 401(k) participants elected to defer. Such discretionary contributions for the years ended September 30, 2001, 2000, and 1999 were $28,030, $28,536, and $27,078, respectively. The Bank also provides major medical and dental coverage funded through pre-tax withholdings from the participants.


(11) EARNINGS PER SHARE

     Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended September 30, 2001, 2000, and 1999. The effect of the increase in the fair value during the year ended September 30, 2000 of the allocated ESOP shares outstanding at October 1, 1999 and the effect of the assumed exercise of all put options on the weighted average shares outstanding for the year ended September 30, 2000 have been included in the 2000 earnings per share calculation because the effects were dilutive. Such effects were anti-dilutive for the years ended September 30, 2001 and 1999 and have, therefore, been excluded from the respective earnings per share calculations.

                                                                         2001               2000               1999
                                                                    ------------       ------------       ------------
       Numerator:
           Net income                                              $     590,332            499,320            385,587
           Increase in fair value of put obligation                           --           (135,800)                --
                                                                    ------------       ------------       ------------

           Numerator for basic and diluted net income
             available to common shareholders                      $     590,332            363,520            385,587
                                                                    ============       ============       ============

       Denominator:
           Weighted average common shares
             outstanding                                                 128,846            126,621            126,419
           Effect of assumed exercise of put option by
             withdrawing ESOP participants                                    --            (27,586)                --
                                                                    ------------       ------------       ------------

           Denominator for basic net income per
             common share                                                128,846             99,035            126,419
                                                                    ============       ============       ============

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

                                                                         2001               2000               1999
                                                                    ------------       ------------       ------------
       Denominator:
           Weighted average common shares
            outstanding                                                  128,846            126,621            126,419
           Net effect of the assumed exercise of stock
            options-based on the treasury stock
            method using average market price for
            the year                                                          --              7,800              7,200
                                                                    ------------       ------------       ------------

           Weighted average diluted shares
            outstanding                                                  128,846            134,421            133,619
           Effect of assumed exercise of put option by
            withdrawing ESOP participants                                     --            (27,586)                --
           Denominator for diluted net income per
            share - adjusted weighted average shares
            and assumed conversions                                      128,846            106,835            133,619
                                                                    ============       ============       ============

       Basic net income per common share:
           Net income                                               $       4.58               3.94               3.05
           Effect of increase in fair value of put
            obligation                                                        --              (0.27)                --
                                                                    ------------       ------------       ------------
           Basic net income per common share                        $       4.58               3.67               3.05
                                                                    ============       ============       ============
       Diluted net income per common share:
           Net income                                               $       4.58               3.71               2.89
           Effect of increase in fair value of put
            obligation                                                        --              (0.31)                --
                                                                    ------------       ------------       ------------
           Diluted net income per common share                      $       4.58               3.40               2.89
                                                                    ============       ============       ============

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

(12) COMPREHENSIVE INCOME

     Presented below is a summary of other comprehensive income (loss) for the years ended September 30, 2001, 2000, and 1999:

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                         2001                2000               1999
                                                                     ------------       ------------       ------------
       Other comprehensive income (loss) before tax:
           Unrealized holding gain (loss) on
            investment securities available for sale
            arising during the period, net                          $   1,646,154             57,884           (770,055)
           Less: reclassification adjustment for gains
            (losses) on investment securities available
            for sale realized in net income                               110,712             (4,083)            27,486
                                                                     ------------       ------------       ------------

           Other comprehensive income (loss), before
            income taxes                                                1,535,442             61,967           (797,541)
                                                                     ------------       ------------       ------------

       Income tax expense (benefit) related to other
           comprehensive income:
           Unrealized holding gain (loss) on
            investment securities available for sale
            arising during the period, net                                592,615             20,838           (276,147)
           Less: reclassification adjustment for gains
            (losses) on investment securities available
            for sale realized in net income                                39,857             (1,470)            10,994
                                                                     ------------       ------------       ------------

                 Total income tax expense (benefit)
                   related to other comprehensive
                   income                                                 552,758             22,308           (287,141)
                                                                     ------------       ------------       ------------
           Other comprehensive income (loss)                        $     982,684             39,659           (510,400)
                                                                     ============       ============       ============

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

(13) STOCKHOLDERS' EQUITY

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets as set forth in the table below.

                                                                     FOR CAPITAL ADEQUACY
                                               ACTUAL                      PURPOSES                WELL CAPITALIZED
                                    -----------------------------  --------------------------  --------------------------
                                       AMOUNT           RATIO        AMOUNT          RATIO        AMOUNT        RATIO
                                    --------------   ------------  ------------    ----------  -------------  -----------
       As of September 30, 2001:
          Total capital
            (to risk weighted
            assets)                 $ 10,088,000        22.1%       3,645,000        8.0%       4,556,000       10.0%
          Tier I capital
            (to risk weighted
            assets)                    9,147,000        20.1%       1,822,000        4.0%       2,734,000        6.0%
          Tier I capital
            (to average assets)        9,147,000         9.0%       4,074,000        4.0%       5,093,000        5.0%

       As of September 30, 2000:
          Total capital
            (to risk weighted
            assets)                 $  8,780,000        17.6%       3,997,304        8.0%       4,996,630       10.0%
          Tier I capital
            (to risk weighted
            assets)                    8,610,000        17.2%       1,998,652        4.0%       2,997,978        6.0%
          Tier I capital
            (to average assets)        8,610,000         8.8%       3,933,362        4.0%       4,916,703        5.0%

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

     Savings institutions with more than a "normal" level of interest rate risk are required to maintain additional total capital. A savings institution with a greater than normal interest rate risk is required to deduct specified amounts from total capital, for purposes of determining its compliance with risk-based capital requirements. The Bank was in compliance with capital standards at September 30, 2001 and 2000.

     Retained earnings at September 30, 2001 and 2000 include approximately $2,200,000 for which no provision for income tax has been made. This amount represents allocations of income to bad debt deductions for federal income tax purposes. If, in the future, this portion of retained earnings is used for any purpose other than to absorb tax bad debt losses, income taxes may be imposed at the then applicable rates. An additional $1,400,000 of retained earnings is also restricted at September 30, 2001 and 2000, as a result of the liquidation account established upon conversion to a stock company. No dividends may be paid to stockholders if such dividends would reduce the net worth of the Bank below the amount required by the liquidation account.


(14) CONTINGENCIES

     The Company is defending various lawsuits and claims arising out of the conduct of its business. While the ultimate results of these lawsuits and claims cannot be predicted with certainty, in the opinion of management, the ultimate disposition of these matters will not have a significant effect on the consolidated financial position or results of operations of the Company.


(15) OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such instruments involve elements of credit risk in excess of the amounts recognized in the financial statements.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

     The  off-balance   sheet  financial   instruments  whose  contract  amounts
     represent credit risk as of September 30, 2001, are as follows:

           Commitments to extend credit               $   850,000
           Commitments to fund lines of credit              1,000
                                                      -----------

                                                      $   851,000
                                                      ===========

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.


(16) STOCK OPTION PLAN

     In 1991, under the terms of the Company's incentive stock option plan, the Company granted 12,000 common stock options to officers and key employees. All options were exercisable through August 1, 2001. The exercise price for the options was $14 per share. On August 1, 2001, 9,220 options were exercised and 2,780 expired. The proforma impact of these options on the Company's net income and earnings per share using the fair value method prescribed by FASB Statement No. 123, "Accounting for Stock Based Compensation" was inconsequential for all years presented.


(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table provides fair values of the Company's financial instruments at September 30, 2001 and 2000. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. The assumptions used in the estimation of the fair value of the Company's financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques.

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

     Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

     The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company's financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Bank.

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Cash and Cash Equivalents and Interest-earning Deposits in Other Banks -- Fair value equals the carrying value of such assets due to their liquid nature.

     Investment Securities and Accrued Interest Receivable -- The fair value of investments is based on quoted market prices when available. The carrying amount of related accrued interest receivable approximates its fair value.

     Federal Home Loan Bank Stock -- The Federal Home Loan Bank has historically repurchased its stock at cost. Therefore, the carrying amount is considered a reasonable estimate of its fair value.

     Loans Receivable -- The fair value of loans is calculated using discounted cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market discount rate that reflects the credit and interest rate risk inherent in the loan portfolio. The estimated maturity is based on the Company's historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable approximates its fair value.

     Deposits -- Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities. The carrying amount of all other deposits, due to their short-term nature, approximate their fair values. The carrying amount of related accrued interest payable approximates its fair value.

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

     FHLB Advances and ESOP Debt -- Fair value has been determined using discounted cash flows. The discount rate used is based on estimated current rates for advances with similar maturities.

                                                              2001                                  2000
                                                ----------------------------------    ----------------------------------
                                                   CARRYING          ESTIMATED           CARRYING          ESTIMATED
                                                    AMOUNT           FAIR VALUE           AMOUNT           FAIR VALUE
                                                ---------------    ---------------    ---------------    ---------------
       Financial assets:
           Cash and cash equivalents         $     6,119,006           6,119,006         3,594,355           3,594,355
           Interest-earning deposits in
             other banks                             163,142             163,142           163,142             163,142
           Investment securities                  48,470,948          48,504,210        42,904,040          42,883,085
           Federal Home Loan Bank
             stock                                   747,500             747,500           747,500             747,500
           Loans receivable, net                  41,109,567          43,587,000        48,238,040          47,407,000
           Accrued interest receivable               620,713             620,713           660,138             660,138

       Financial liabilities:
           Deposits, including accrued
             interest payable                     76,945,341          75,020,000        76,334,441          76,147,822
           FHLB advances                          14,950,000          15,758,235        14,950,000          14,956,000
           ESOP debt                                  56,000              56,000            64,000              64,000


(18) DIVIDENDS FROM SUBSIDIARY

     Dividends paid by the subsidiary bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. At September 30, 2001, the Bank could have declared dividends of approximately $3,337,000 without prior approval of regulatory authorities. Accordingly, at September 30, 2001, approximately $6,386,000 of the parent's investment in its subsidiary was restricted from transfer in the form of dividends.

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999


(19) RESTATEMENT

     The Company's financial statements as of September 30, 2000 and prior periods have been restated to reflect the Company's obligation to fund the repurchase of any common shares put to the ESOP or the Company by withdrawing participants at fair value. The amount of this obligation has been segregated from retained earnings and presented separately from stockholders' equity. This presentation was necessitated by the policies of the Securities and Exchange Commission.

     Also, earnings per share for the year ended September 30, 2000 have been restated to reflect the dilutive effect of the increase in the put obligation caused by an increase in the fair value of the Company's common stock. Earnings per share for 1999 were not restated because the effect of the restatement was not dilutive.

     The effects of the restatements are as follows:

                                                                                  AS PREVIOUSLY
                                                                                    REPORTED             AS RESTATED
                                                                                  --------------         -----------
        AS OF SEPTEMBER 30, 1998
             Retained earnings - substantially restricted                          $ 6,732,461             5,480,913
             Common stock subject to put option                                             --             1,251,548

        AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 1999
             Retained earnings - substantially restricted                            7,020,548             6,069,948
             Common stock subject to put option                                             --               950,600

        AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2000
             Retained earnings - substantially restricted                            7,422,368             6,318,928
             Common stock subject to put option                                             --             1,103,440
             Basic earnings per share                                                   3.94                  3.67
             Diluted earnings per share                                                 3.71                  3.40

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999


(20) PARENT COMPANY FINANCIAL INFORMATION

     The condensed financial information for CFS Bancshares, Inc. (Parent Company Only) is presented as follows:

                              (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000

                                     ASSETS                                           2001                 2000
                                                                                 -------------       -------------

      Cash                                                                       $     176,549              54,271
      Investment in subsidiary Bank                                                  9,722,798           8,232,480
                                                                                 -------------       -------------

               Total assets                                                      $   9,899,347           8,286,751
                                                                                 =============       =============
                                   LIABILITIES

      Note payable (ESOP debt)                                                   $      56,000              64,000
                                                                                 -------------       -------------
               Total liabilities                                                        56,000              64,000
                                                                                 -------------       -------------

      Common stock subject to put option                                             1,175,412           1,103,440

                              STOCKHOLDERS' EQUITY

      Serial preferred stock                                                                --                  --
      Common stock                                                                     139,220             130,000
      Additional paid-in capital                                                     1,309,018           1,184,758
      Retained earnings                                                              6,739,788           6,318,928
      Accumulated other comprehensive income (loss)                                    519,545            (463,139)
      Unearned common stock held by ESOP                                               (39,636)            (51,236)
                                                                                 -------------       --------------
                 Total stockholders' equity                                          8,667,935           7,119,311
                                                                                 -------------       -------------
                 Total liabilities and stockholders' equity                      $   9,899,347           8,286,751
                                                                                 =============       =============

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                                  2001                2000                 1999
                                                             ---------------     ----------------    -----------------
      Income:
           Cash dividends from Bank                          $        97,500              97,500              97,500
           Interest income                                               358                 484                  --
                                                             ---------------     ----------------    ---------------
                   Total income                                       97,858              97,984              97,500

      Miscellaneous expense                                            7,160              15,274                  --
                                                             ---------------     ----------------    ---------------

           Earnings before equity in undistributed
      earnings of subsidiary                                          90,698              82,710              97,500
           Equity in undistributed earnings of
           subsidiary                                                499,634             416,610             288,087
                                                             ---------------     ----------------    ---------------

                   Net earnings                              $       590,332             499,320             385,587
                                                             ===============     ================    =================

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 2001, 2000, and 1999

                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                  2001                2000                 1999
                                                             -------------      -------------        -------------
      Cash flows from operating activities:
           Net earnings                                      $     590,332            499,320              385,587
           Adjustments to reconcile net earnings
             to net cash provided by operating
             activities:
               Equity in undistributed earnings of
                 subsidiary                                       (499,634)          (416,610)            (288,087)
               Decrease in other liabilities                            --            (30,939)                  --
                                                             -------------      -------------        -------------

           Net cash provided by operating
             activities                                             90,698             51,771               97,500
                                                             -------------      -------------        -------------
      Cash flows from financing activities:
           Cash dividends paid                                     (97,500)           (97,500)             (97,500)
           Proceeds from exercise of stock
             options                                               129,080                 --                   --
                                                             -------------      -------------        -------------
           Net cash provided by (used in)
             financing activities                                   31,580            (97,500)             (97,500)
                                                             -------------      -------------        -------------
      Net increase (decrease) in cash                              122,278            (45,729)                  --

      Cash at beginning of year                                     54,271            100,000              100,000
                                                             -------------      -------------        -------------
      Cash at end of year                                    $     176,549             54,271              100,000
                                                             =============      =============        =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     For information on the Company's Directors, the information contained under the section "Proposal I -- Election of Directors" in the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

                                     PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

     (a) EXHIBITS - The following  exhibits are either filed or attached as part
         --------
of this report or are incorporated herein by reference.

         Exhibit 3.1     Certificate of Incorporation of CFS Bancshares, Inc. *
         Exhibit 3.2     Bylaws of CFS Bancshares, Inc. *
         Exhibit 10.1    Employment Contract of President Bunny Stokes, Jr. * +
         Exhibit 21      Subsidiaries of the Registrant
------------
* Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.
+        Management contract or compensatory plan or arrangement.


     (b)  REPORTS ON FORM 8-K - No current  report on Form 8-K was filed  during
          -------------------
the last quarter of the fiscal year covered by this Form 10-KSB.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CFS BANCSHARES, INC.


Date:    December 13, 2001   By: /s/ Bunny Stokes, Jr.
                                 -----------------------------------------------
                                 Bunny Stokes, Jr.
                                 Chairman, President and Chief Executive Officer (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Bunny Stokes, Jr.                               Date:  December 13, 2001
    ----------------------------------------
    Bunny Stokes, Jr.
    Principal Executive Officer and Director


By: /s/ W. Kent McGriff                                 Date:  December 13, 2001
    ----------------------------------------
    W. Kent McGriff
    Principal Financial and Accounting Officer


By: /s/ Rev. John T. Porter                             Date:  December 13, 2001
    ----------------------------------------
    Rev. John T. Porter, Director


By: /s/ Odessa Woolfolk                                 Date:  December 13, 2001
    ----------------------------------------
    Odessa Woolfolk, Director


By: /s/ James W. Coleman                                Date:  December 13, 2001
    ----------------------------------------
    James W. Coleman, Director