Form 10QSB
period 2001-12-31
CFS BANCSHARES INC
filed 2002-02-14
CIK 1065215

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
--------------------------------------------------------------------------------

                                   Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2001

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
       THE EXCHANGE ACT

For the transition period from ____________ to ___________________.


Commission File Number: 0-24625


                              CFS Bancshares, Inc.
               ---------------------------------------------------
               (Exact name of registrant as specified in charter)

                 Delaware                                   63-1207881
---------------------------------------             ------------------------
(State or other jurisdiction of                          IRS Employer
incorporation or organization)                       Identification Number


  1700 3rd Avenue North
  Birmingham, Alabama                                            35203
-------------------------                                     ----------
(Address of principal                                          Zip Code
 executive office)

      Registrant's telephone number, including area code: (205) 328-2041


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


                  Number of shares outstanding of common stock
                             as of December 31, 2001

$0.01 par value common stock                                139,220 shares
----------------------------                                ----------------
       Class                                                 Outstanding

                       CFS BANCSHARES, INC. AND SUBSIDIARY



                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:                                         PAGE NO.

Item 1 - Financial Statements
Consolidated Balance Sheets at December 31, 2001
and September 30, 2001 (unaudited)                                         -3-

Consolidated Statements of Operations for the Three Months
 Ended December 31, 2001 and 2000 (unaudited)                              -4-

Consolidated Statements of Cash Flows for the Three Months
Ended December 31, 2001 and 2000 (unaudited)                               -6-

Consolidated Statements of Comprehensive Income for the Three Months
 Months Ended December 31, 2001 and 2000 (unaudited)                       -8-

Notes to Consolidated Financial Statements                                 -9-

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        -11-

PART II - OTHER INFORMATION                                                -13-

SIGNATURES                                                                 -14-

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     December 31,     September 30,
                                                                         2001             2001
                                                                         ----             ----
                                 ASSETS
                                 ------
Cash and amounts due from depository
 institutions                                                      $   4,989,789        3,508,465
Federal funds sold and overnight deposits                              3,430,205        2,610,541
                                                                   -------------     ------------
   Total cash and cash equivalents                                     8,419,994        6,119,006

Interest bearing deposits                                                163,142          163,142
Investment securities held to maturity (fair value of
  $1,002,972 and $1,244,186 respectively)                                972,631        1,210,924
Investment securities available for sale, at fair value (cost of
  $50,656,883 and $46,448,236, respectively)                          50,993,935       47,260,024
Federal Home Loan Bank stock                                             947,500          747,500
Loans receivable, net of allowance                                    40,641,776       41,109,567
Premises and equipment, net                                            3,449,483        3,450,612
Real estate acquired by foreclosure                                      445,089          267,413
Accrued interest receivable on investment securities                     250,062          299,271
Accrued interest receivable on loans                                     300,816          321,442
Other assets                                                             396,104        2,379,392
                                                                   -------------     ------------
          Total assets                                             $ 106,980,532      103,328,293
                                                                   =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing deposits                                          $  77,227,411       76,945,341
Advance payments by borrowers for
 taxes and insurance                                                      71,405          270,788
Other liabilities                                                      1,087,279        1,262,817
Employee Stock Ownership Plan debt                                        56,000           56,000
FHLB advances                                                         18,950,000       14,950,000
                                                                   -------------     ------------
   Total liabilities                                                  97,392,095       93,484,946

Common stock subject to put option (27,986 shares)                     1,175,412        1,175,412

Stockholders' equity:
Common stock                                                               1,392            1,392
Additional paid-in-capital                                             1,449,196        1,446,846
Retained earnings                                                      6,794,005        6,739,788
Accumulated other comprehensive income                                   206,218          519,545
Unearned common stock held by ESOP                                       (37,786)         (39,636)
                                                                   -------------     ------------
   Total stockholders' equity                                          8,413,025        8,667,935
                                                                   -------------     ------------
          Total liabilities and stockholders' equity               $ 106,980,532      103,328,293
                                                                   =============     ============


          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended
                                                     December 31,
                                                 2001               2000
                                                 ----               ----
INTEREST INCOME:
Interest and fees on loans                     $899,337         $1,038,243
Interest and dividend income
 on investment securities                       119,968            160,878
Interest income on
 mortgage-backed securities                     495,286            574,756
Other interest income                            19,199             37,118
                                            -----------        -----------
Total interest income                         1,533,790          1,810,995

Interest on deposits                            541,472            783,733
Interest on FHLB advances                       208,804            231,010
                                            -----------        -----------
Total interest expense                          750,276          1,014,743

         Net interest income                    783,514            796,252
Provision for loan losses                            --                 --
                                            -----------        -----------
         Net interest income after
          provision for loan losses             783,514            796,252

OTHER INCOME:
Service charges on deposits                      92,999             88,592
Gain on sale of assets                               --              1,980
Gain on sale of securities                      128,667             12,813
Other                                             5,112              5,483
                                            -----------        -----------
  Total other income                            226,779            108,868

OTHER EXPENSES:
Salaries and employee benefits                  359,257            357,379
Net occupancy expense                            37,110             34,962
Federal insurance premium                         7,960             11,109
Data processing expenses                         54,124             53,294
Professional services                            97,228             87,422
Depreciation and amortization                    41,306             65,261
Advertising expense                              13,836             22,650
Office supplies                                  10,404             21,369
Insurance expense                                18,399             16,641
Other                                           108,768            134,570
                                            -----------        -----------
 Total other expenses                           748,393            804,657
                                            -----------        -----------
Income before income taxes                      261,900            100,463
Income tax expense                               89,346             36,453
                                            -----------        -----------
Net income                                  $   172,554        $    64,010
                                            ===========        ===========

          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended
                                                     December 31,
                                                 2001               2000
                                                 ----               ----

Basic earnings per common share             $      1.26        $      0.51
                                            ===========        ===========

Basic average shares outstanding                136,599            125,870
                                            ===========        ===========

Diluted earnings per common share           $      1.26               0.48
                                            ===========        ===========

Diluted average shares outstanding              136,599            133,070
                                            ===========        ===========

Dividends declared and paid
 per common share                           $      0.85               0.75
                                            ===========        ===========

          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                                 2001             2000
                                                                                 ----             ----
Cash flows from operating activities:
Net income                                                                    $ 172,554           64,010
Adjustments to reconcile net income to
 net cash provided by operating activities
  Depreciation and amortization                                                  41,306           65,261
  Compensation expense recognized on ESOP allocation                              4,200            4,000
  Net amortization of premium on investment securities                           26,335            8,416
  Gain on sale of investment securities available for sale                     (128,667)         (12,813)
  Decrease in deferred gain on sale of foreclosed real estate                        --           (1,980)
  Decrease (increase) in accrued interest receivable                             69,835          (24,962)
  Decrease (increase) in other assets                                           143,288         (119,673)
  Decrease in accrued interest on deposits                                      (16,471)         (54,959)
 Decrease in other liabilities                                                  (54,305)        (115,868)
                                                                            -----------      -----------
Net cash provided by (used in) operating activities                             258,075         (188,568)
                                                                            -----------      -----------

Cash flows from investing activities:

Purchase of investment securities available for sale                         (8,172,739)      (3,283,621)
Purchase of FHLB stock                                                         (200,000)              --
Net change in loans                                                             290,115        1,261,531
Proceeds from sale of investment securities
 available for sale                                                           2,025,000        2,878,190
Proceeds from call of investment securities
 available for sale                                                           1,840,000               --
Proceeds from principal collected on
 investment securities held to maturity                                         237,874          817,701
Proceeds from principal collected on
 investment securities available for sale                                     2,041,842          712,555
Purchase of premises and equipment                                                   --          (25,637)
                                                                            -----------      -----------
  Net cash (used in) provided by investing activities                        (1,937,908)       2,360,719
                                                                            -----------      -----------

          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                                 2001             2000
                                                                                 ----             ----
Cash flows from financing activities:

Increase in interest bearing deposits                                           298,541          504,082
Advances from FHLB                                                            4,000,000               --
Decrease in advance payments by
 borrowers for taxes and insurance                                             (199,383)        (172,968)
Cash dividends                                                                 (118,337)         (97,500)
                                                                            -----------      -----------
   Net cash provided by financing activities                                  3,980,821          233,614
                                                                            -----------      -----------

Net increase in cash and cash equivalents                                     2,300,988        2,405,765

Cash and cash equivalents at beginning of period                              6,119,006        3,594,355
                                                                            -----------      -----------
Cash and cash equivalents at end of period                                  $ 8,419,994        6,000,120
                                                                            ===========      ===========

Supplemental information on cash payments:
  Interest paid                                                             $   557,943          838,692
  Taxes paid                                                                $        --          136,000

Supplemental information on noncash activities:
 Loans transferred to real estate acquired by foreclosure                   $   177,676               --

          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                         Three months ended
                                                                             December 31,
                                                                         2001             2000
                                                                         ----             ----
Net income                                                             $ 172,554         64,010

Other comprehensive income, before tax:
    Unrealized holding gain (loss) arising
      during the period                                                 (346,071)       744,935
    Less reclassification adjustment for gain on
      securities available for sale                                      128,667         12,813
                                                                       ---------       --------
          Total other comprehensive income (loss), before tax           (474,738)       732,122
                                                                       ---------       --------

Income tax expense (benefit) related to other
 comprehensive income:
   Unrealized holding gain (loss) on available
     for sale securities                                                (117,664)       267,920
   Less reclassification adjustment for gains on
     securities available for sale                                        43,747          4,356
                                                                       ---------       --------
          Total income tax expense (benefit) related to
            other comprehensive income                                  (161,411)       263,564
                                                                       ---------       --------

          Total other comprehensive income (loss), net of tax           (313,327)       468,558
                                                                       ---------       --------

          Total comprehensive income (loss)                            $(140,773)       532,568
                                                                       =========       ========

          See accompanying notes to consolidated financial statements.

                       CFS BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of financial position of the Company and the results of operations for the three month periods ended December 31, 2000 and 2001. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

2. RECLASSIFICATIONS

Certain  items  in  the  2000  consolidated   financial   statements  have  been
reclassified to conform to current year classifications.

3.  NET INCOME PER SHARE

Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended December 31, 2001 and 2000:

                                                                                       2001        2000
                                                                                       ----        ----
Weighted average common shares outstanding                                            136,599     125,870
Net effect of the assumed exercise of stock options based on
 the treasury stock method using average market price for the quarter                      --       7,200
                                                                                      -------     -------
Total weighted average common shares and potential common stock outstanding           136,599     133,070
                                                                                      =======     =======

4.  SUBSEQUENT EVENTS

On January 24, 2002 shareholders voted to approve the CFS Bancshares, Inc. Stock Option and Incentive Plan. Accordingly on 01/24/2002 the Company granted 10,450 options to acquire the Company's stock. The options are immediately vested and exercisable at the fair value of the Company as defined in the stock option and incentive plan.

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW
--------
Net income for the three months ended December 31, 2001 was $172,554 an increase of $108,544 or 169.57% when compared to the three months ended December 31, 2000. The increase in net earnings resulted primarily from an increase in gains on sale of securities available for sale.

NET INTEREST INCOME
-------------------

Net interest income is the difference between the interest and fees earned on loans, securities and other interest earning assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Bank's deposits and a portion of its FHLB advances are primarily short term in nature and reprice faster than the Bank's interest earning assets, consisting mainly of loans and mortgage backed securities, which generally have longer maturities. The mix of the Bank's interest earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Bank's interest bearing liabilities decreased 120 basis points from 4.44% for the three month period ended December 31, 2000 to 3.24% during the three month period ended December 31, 2001 while the yield on interest earning assets decreased 136 basis points from 7.82% for the three month period ended December 31, 2000 to 6.46% for the comparable period in the current fiscal year. The decline in the yields on interest earning assets resulted from declines in the average balance of net loans receivable, as well as a decline in the average market interest rates between December 2000 and December 2001.

The decrease in the net interest spread of 16 basis points was partially offset by increases in the average balances of net interest earning assets when comparing the three month period ended December 31, 2001 to the three month period ended December 31, 2000. The Bank's net interest income decreased by $12,738 or 1.60% from $796,252 for the three month period ended December 31, 2000 to $783,514 for the three month period in the current fiscal year.

OTHER INCOME
------------

Other income increased from $108,868 for the three month period ended December 31, 2000 to $226,779 for the comparable period in the current fiscal year. The increase resulted from an increase in the gain on sale of investment securities available for sale. During the three month period ended December 31, 2001 the Bank sold fixed rate investment securities with a par balance of $2,000,000 for a net gain of $128,667. The Bank recognized gains on the sale of investment securities during the three month period ended December 31, 2000 of $12,813.

OTHER EXPENSE
-------------
The Bank's other expense decreased by 6.99% or $56,264 from $804,657 for the three month period ended December 31, 2000 to $748,393 for the comparable period in the current year. Decreases in depreciation and amortization, office supplies and other expense of $23,955, $10,965 and $25,802 respectively, were primarily responsible for the overall decline in operating expense for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. A significant amount of the furniture and equipment purchased when the Bank relocated its main office during 1996 has been fully depreciated which led to the decrease in depreciation expense. During the three months ended December 31, 2000 the Bank incurred expenses equal to insurance deductibles related to two legal matters. There were no such expenses during the current fiscal year and as a result other expense decreased.

REVIEW OF FINANCIAL CONDITION
-----------------------------

Significant factors affecting the Bank's financial condition between September 30, 2001 and December 31, 2001 are detailed below:

ASSETS
------
Total assets increased $3,652,239 or 3.53% from $103,328,293 at September 30, 2001 to $106,980,532 at December 31, 2001. Increases in cash and cash equivalents of $2,300,988 and investment securities available for sale of $3,733,911 were partially offset by a decrease in other assets of $1,983,288. Other, assets which had a balance of $2,379,392 at September 30, 2001, included a receivable for securities with a par value of $1,840,000 which had been called by the issuer but not yet settled. The Bank received the funds for the called security during the early part of October 2001.

LIABILITIES
-----------
Total liabilities increased $3,911,349 or 4.18% between September 30, 2001 and December 31, 2001. The increase resulted from an increase in the Bank's advances from the Federal Home Loan Bank of Atlanta which increased by $4,000,000 from $14,950,000 at September 30, 2001 to $18,950,000 at December 31, 2001. The
additional   funding  from  the  FHLB  was  used  to  purchase  mortgage  backed securities.

LIQUIDITY
---------

The Bank's primary sources of liquidity are deposits, loan payments, maturing investment securities, principal and interest payments on investments, mortgage-backed securities and CMOs, and advances from the Federal Home Loan Bank of Atlanta. Additionally, the Bank has short-term investments that could be readily liquidated to meet funding requirements and also maintains lines of credit with two correspondent banks to meet any requirements caused by short-term fluctuations in liquidity needs. Management believes that the Bank's various sources of funds are adequate to meets its liquidity requirements in the ordinary course of business.

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

At December 31, 2001 the Bank had $1,036,019 in assets classified as substandard including assets acquired by foreclosure or repossession of $445,089, no assets classified as doubtful, and $155,475 in assets classified as loss. A specific loan loss allowance has been established for all loans classified as loss. At September 30, 2001 the Bank had $935,215 in assets classified as substandard including real estate acquired by foreclosure of $267,413, no assets classified as doubtful, and $155,475 in assets classified as loss.

The allowance for loan losses was $382,344 at December 31, 2001 and $396,768 at September 30, 2001. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be made as circumstances warrant.

CRITICAL ACCOUNTING POLICIES

Management has determined that the accounting for loan loss allowances is a critical accounting policy with respect to the determination of financial condition and reporting of results of operations.

Management determines the required allowances by classifying loans according to credit quality and collateral security and applying historical loss percentages to each category. Additionally, as necesary, management determines specific allowances related to impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. A key component in the accounting policy is management's ability to timely identify changes in credit quality which may impact the Company's financial results.

Management recognizes that in making loans, credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan. Management's policy is to maintain an appropriate allowance for estimated losses on the portfolio as a whole. The allowances are based on estimates of the historical loan loss experience, evaluation of economic conditions and regular periodic reviews of the Bank's loan portfolio. The Bank's loan portfolio consists mostly of residential and non-residential real estate. Management believes that the effects of any reasonably likely changes in the economy would be limited somewhat due to the fact the loan portfolio is collateralized by real estate.

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

At December 31, 2001 the Bank satisfied all regulatory requirements. The Bank's compliance with the current standards is as follows:

                                                      For  capital             Well
                                  Actual           adequacy purposes        capitalized
                                  -------          -----------------        ----------
                            Amount      Ratio      Amount      Ratio     Amount    Ratio
                            ------      -----      ------      -----     ------    -----
Total capital
(to risk weighted assets)  $9,318,181   20.02%     3,722,640   8.00%     4,653,300  10.00%
Tier I capital
(to risk weighted assets)  $9,202,351   19.78%     1,861,320   4.00%     2,791,980   6.00%
Tier I capital
(to average assets)        $9,202,351    8.93%     4,119,837   4.00%     5,149,796   5.00%


Reconciliation of capital:            Risk Weighted    Tier I Capital
                                        Capital

Total stockholders' equity (GAAP)      $9,408,569      $9,408,569
Unrealized gain on securities - AFS      (206,218)       (206,218)
Allowance for loan losses                 227,000              --
Equity investments                       (111,170)
         Total                         $9,318,181      $9,202,351

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

None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of CFS Bancshares, Inc. was held on January 24, 2002 for the purpose of considering and acting upon the election of three directors of the Company and the approval of the CFS Bancshares, Inc. 2001 Stock Option and Incentive Plan. The result of the election in which 104,812 out of 139,220 possible votes were received was as follows:

                                                                Votes
                                                                -----
                                                  Votes      Withheld or       Broker
                                                  -----      -----------       ------
                                                   For        Abstained       Non-Vote
                                                   ---        ---------       --------
Bunny Stokes, Jr. as Director                    104,812         None           None
Dr. Ross E. Gardner as Director                  104,812         None           None
Cynthia N. Day as Director                       104,812         None           None
2001 Stock Option Plan                           102,612           25          2,175


ITEM 5: OTHER INFORMATION:

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

None

                       CFS BANCSHARES INC. AND SUBSIDIARY


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CFS BANCSHARES, INC.
                                          (Registrant)



Date:February 12, 2002                By:/s/ Bunny Stokes, Jr.
     --------------------------          ---------------------------------
                                         Bunny Stokes, Jr.
                                         Chairman/CEO
                                         (principal executive officer)


Date:February 12, 2002                By:/s/ W. Kent McGriff
     --------------------------          ---------------------------------
                                         W. Kent McGriff
                                         Executive Vice President
                                         (principal financial and accounting
                                         officer)