Form 10QSB
period 2002-03-31
CFS BANCSHARES INC
filed 2002-05-15
CIK 1065215

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549
______________________________________________________________________________

                                Form 10-QSB


[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
      THE EXCHANGE ACT

For the transition period from ____________ to ___________________.


Commission File Number: 0-24625


                            CFS Bancshares, Inc.
______________________________________________________________________________
            (Exact name of registrant as specified in charter)


           Delaware                                          63-1207881
______________________________________________________________________________
(State or other jurisdiction of                             IRS Employer
incorporation or organization)                          Identification Number


  1700 3rd Avenue North
  Birmingham, Alabama                                                 35203
______________________________________________________________________________
  (Address of principal                                             Zip Code
    executive office)

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

                  Number of shares outstanding of common stock
                            as of March 31, 2002

$0.01 par value common stock                                  139,220 shares
____________________________                                  ______________
            Class                                               Outstanding




                     CFS BANCSHARES, INC. AND SUBSIDIARY



                             TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION:                                        PAGE NO.

Item 1 - Financial Statements
Consolidated Balance Sheets at March 31, 2002
 and September 30, 2001 (unaudited)                                      -3-

Consolidated Statements of Operations for the Three Months and
 Six Months Ended March 31, 2002 and 2001 (unaudited)                    -4-

Consolidated Statements of Cash Flows for the Six Months Ended
 March 31, 2002 and 2001 (unaudited)                                     -6-

Consolidated Statements of Comprehensive Income for the Three Months
 and Six Months Ended March 31, 2002 and 2001 (unaudited)                -8-

Notes to Consolidated Financial Statements                               -9-

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      -10-

PART II - OTHER INFORMATION                                              -15-

SIGNATURES                                                               -16-




                         CFS Bancshares, Inc. and Subsidiary
                             Consolidated Balance Sheets
                                   (Unaudited)
                                                                              March 31,         September 30,
                                                                                2002                2001
                   Assets                                                       ----                ----
                   ------
Cash and amounts due from depository
 institutions                                                            $   3,226,088            3,508,465
Federal funds sold and overnight deposits                                    3,346,831            2,610,541
                                                                         -------------        -------------
   Total cash and cash equivalents                                           6,572,919            6,119,006

Interest-bearing deposits                                                      163,142              163,142
Investment securities held to maturity (fair value of
  $835,699 and $1,244,186 respectively)                                        802,517            1,210,924
Investment securities available for sale, at fair value (cost of
  $55,972,105 and $46,448,236, respectively)                                56,056,391           47,260,024
Federal Home Loan Bank stock                                                   947,500              747,500
Loans receivable, net of allowance                                          38,937,557           41,109,567
Premises and equipment, net                                                  3,423,270            3,450,612
Real estate acquired by foreclosure                                            521,952              267,413
Accrued interest receivable on investment securities                           285,832              299,271
Accrued interest receivable on loans                                           303,544              321,442
Other assets                                                                   335,951            2,379,392
                                                                         -------------        -------------

          Total assets                                                   $ 108,350,575          103,328,293
                                                                         =============        =============

Liabilities and Stockholders' Equity
Interest-bearing deposits                                                $  78,794,369           76,945,341
Advance payments by borrowers for
 taxes and insurance                                                           115,961              270,788
Other liabilities                                                              864,896            1,262,817
Employee Stock Ownership Plan debt                                              48,000               56,000
FHLB advances                                                               18,950,000           14,950,000
                                                                         -------------        -------------
   Total liabilities                                                        98,773,226           93,484,946

Common stock subject to put option (27,986 shares)                           1,287,356            1,175,412

Stockholders' equity:
Common stock                                                                     1,392                1,392
Additional paid-in-capital                                                   1,451,546            1,446,846
Retained earnings                                                            6,820,543            6,739,788
Accumulated other comprehensive income                                          44,448              519,545
Unearned common stock held by ESOP                                             (27,936)             (39,636)
                                                                         -------------        -------------
   Total stockholders' equity                                                8,289,993            8,667,935
                                                                         -------------        -------------

          Total liabilities and stockholders' equity                     $ 108,350,575          103,328,293
                                                                         =============        =============

          See accompanying notes to consolidated financial statements

                        CFS Bancshares, Inc. and Subsidiary
                       Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                               March 31,                     March 31,
                                                         2002           2001            2002          2001

Interest Income:
Interest and fees on loans                           $   883,057     1,131,512       1,782,394     2,169,755
Interest and dividend income
 on investment securities                                104,055       162,150         224,023       323,028
Interest income on
 mortgage-backed securities                              510,246       573,384       1,005,532     1,148,140
Other interest income                                     16,332        51,528          35,531        88,646
                                                     -----------   -----------     -----------   -----------
Total interest income                                  1,513,690     1,918,574       3,047,480     3,729,569

Interest on deposits                                     450,882       770,907         992,354     1,554,640
Interest on FHLB advances                                228,280       203,954         437,084       434,964
                                                     -----------   -----------     -----------   -----------
Total interest expense                                   679,162       974,861       1,429,438     1,989,604

         Net interest income                             834,528       943,713       1,618,042     1,739,965
Provision for loan losses                                      -             -               -           -
                                                     -----------   -----------     -----------   -----------
         Net interest income after
          provision for loan losses                      834,528       943,713       1,618,042     1,739,965

Other Income:
Service charges on deposits                               86,299       109,553         179,298       198,145
Gain (loss) on sale of assets                             (4,206)          743          (4,206)        2,723
Gain on sale of securities                                     -         1,401         128,667        14,214
Other                                                      7,782         7,437          12,894        12,920
                                                     -----------   -----------     -----------   -----------
  Total Other Income                                      89,875       119,134         316,653       228,002

Other Expenses:
Salaries and employee benefits                           377,316       376,724         736,573       734,103
Net occupancy expense                                     40,189        38,222          77,299        73,184
Federal insurance premium                                 11,777        11,322          19,737        22,431
Data processing expenses                                  57,361        56,139         111,485       109,433
Professional services                                     39,622        26,723         136,850       114,145
Depreciation and amortization                             42,065        64,437          83,371       129,698
Advertising expense                                       15,309         9,255          29,145        31,905
Office supplies                                           22,354         7,427          32,758        28,796
Insurance expense                                         16,485        16,960          34,884        33,601
Other                                                     91,311       137,059         200,079       271,629
                                                     -----------   -----------     -----------   -----------
 Total other expense                                     713,789       744,268       1,462,181     1,548,925
                                                     -----------   -----------     -----------   -----------
Income before income taxes                               210,614       318,579         472,514       419,042
Income tax expense                                        72,132       115,564         161,478       152,017
                                                     -----------   -----------     -----------   -----------
Net Income                                           $   138,482       203,015         311,036       267,025
                                                     ===========   ===========     ===========   ===========


          See accompanying notes to consolidated financial statements

                        CFS Bancshares, Inc. and Subsidiary
                       Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                               March 31,                     March 31,
                                                         2002           2001            2002          2001

Basic earnings per common share                      $      1.01          1.60            2.27          2.11
                                                     ===========   ===========     ===========   ===========
Basic average shares outstanding                         136,799       126,771         136,749       126,721
                                                     ===========   ===========     ===========   ===========
Diluted earnings per common share                    $      1.01          1.51            2.27          1.99
                                                     ===========   ===========     ===========   ===========
Diluted average shares outstanding                       136,799       134,571         136,749       134,521
                                                     ===========   ===========     ===========   ===========
Dividends declared and paid
 per common share                                    $       -               -            0.85          0.75
                                                     ===========   ===========     ===========   ===========

          See accompanying notes to consolidated financial statements

                           CFS Bancshares, Inc. and Subsidiary
                          Consolidated Statements of Cash Flows
                                      (Unaudited)
                                                                                   Six Months Ended
                                                                                       March 31,
                                                                                 2002             2001
Cash flows from operating activities:
Net income                                                                $    311,036           267,025
Adjustments to reconcile net income to
 net cash provided by operating activities
  Depreciation and amortization                                                 83,371           129,698
  Compensation expense recognized on ESOP allocation                             9,200             8,000
  Net amortization of premium on investment securities                          86,242            19,726
  Gain on sale or call of investment securities available for sale            (128,667)          (14,214)
  Loss (gain) on sale of real estate acquired by foreclosure                     4,206            (2,723)
  Decrease in deferred gain on sale of REO                                      (1,980)           (2,674)
  Decrease (increase) in accrued interest receivable                            31,337           (12,944)
  Decrease (increase) in other assets                                        2,043,441          (170,912)
  Decrease in accrued interest on deposits                                     (44,492)         (113,651)
  Decrease in other liabilities                                               (344,760)         (274,334)
                                                                         -------------     -------------
Net cash provided by operating activities                                    2,048,934          (167,003)

Cash flows from investing activities:
Purchase of investment securities available for sale                       (16,211,943)      (10,077,554)
Proceeds from sale of investment securities available for sale               2,025,000         3,871,940
Proceeds from call of investment securities held to maturity                         -           500,000
Proceeds from principal collected on
 investment securities held to maturity                                        407,284         1,239,351
Proceeds from principal collected on
 investment securities available for sale                                    4,706,622         1,346,714
Net change in loans                                                          1,916,540         3,339,947
Purchase of premises and equipment                                             (56,029)          (33,967)
Proceeds from sale of real estate acquired by foreclosure                        5,149            24,417
                                                                         -------------     -------------
  Net cash used in investing activities                                     (7,207,377)          210,848


          See accompanying notes to consolidated financial statements

                           CFS Bancshares, Inc. and Subsidiary
                          Consolidated Statements of Cash Flows
                                      (Unaudited)
                                                                                   Six Months Ended
                                                                                       March 31,
                                                                                 2002             2001
Cash flows from financing activities:

Net increase in interest-bearing deposits                                    1,893,520         2,410,561
Decrease in advance payments by
 borrowers for taxes and insurance                                            (154,827)         (110,086)
Net proceeds from FHLB advances                                              4,000,000                 -
Repayment of ESOP debt                                                          (8,000)           (8,000)
Cash dividends                                                                (118,337)          (97,500)
                                                                         -------------     -------------
   Net cash provided by financing activities                                 5,612,356         2,194,975

Net increase in cash and cash equivalents                                      453,913         2,238,820

Cash and cash equivalents at beginning of period                             6,119,006         3,594,355
                                                                         -------------     -------------

Cash and cash equivalents at end of period                                $  6,572,919     $   5,833,175
                                                                         =============     =============

Supplemental information on cash payments:
  Interest paid                                                           $  1,473,930     $   2,103,255
  Income taxes paid                                                            180,000           206,000

Supplemental information on noncash transactions:
  Loans transferred to real estate acquired by foreclosure                $    263,894     $      38,256


          See accompanying notes to consolidated financial statements

                   CFS Bancshares, Inc. and Subsidiary
             Consolidated Statements of Comprehensive Income
                               (Unaudited)
                                                                              Three months ended            Six months ended
                                                                                    March 31,                   March 31,
                                                                               2002          2001          2002            2001
                                                                               ----          ----          ----            ----
Net income                                                                 $  138,482       203,015       311,036        267,025

Other comprehensive income, before tax:
    Unrealized holding (losses) gains arising
      during the period                                                      (252,766)      526,049      (598,835)     1,270,985
    Less reclassification adjustment for gains (losses) on
      securities available for sale                                                 -         1,401       128,667         14,214
                                                                           -----------  -----------    -----------   -----------
          Total other comprehensive income, before tax                       (252,766)      524,648      (727,502)     1,256,771

Income tax expense (benefit) related to other
 comprehensive income:
   Unrealized holding gain (loss) on available
     for sale securities                                                      (90,996)      189,378      (208,658)       457,554
   Less reclassification adjustment for gains (losses) on
     securities available for sale                                                  -           505        43,747          5,117
                                                                           -----------  -----------    -----------   -----------
          Total income tax expense (benefit) related to
            other comprehensive income                                        (90,996)      188,873      (252,405)       452,437
                                                                           -----------  -----------    -----------   -----------

          Total other comprehensive income (loss), net of tax                (161,770)      335,775      (475,097)       804,334
                                                                           -----------  -----------    -----------   -----------

          Total comprehensive income (loss)                                $  (23,288)      538,790      (164,061)     1,071,359
                                                                           ===========  ===========    ===========   ===========


          See accompanying notes to consolidated financial statements

             CFS BANCSHARES, INC. AND SUBSIDIARY


         Notes to Consolidated Financial Statements
                         (Unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of financial position of the Company and its subsidiary and the results of operations for the three month and six month periods ended March 31, 2002 and 2001. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

2.   Reclassifications

Certain items in the 2001 consolidated financial statements have been reclassified to conform to current year classifications.

3.  Net Income per Share

Presented below is a summary of the components used to calculate diluted earnings per share for the three months and six months ended March 31, 2002 and 2001.

                                                  Three months ended               Six months ended
                                                      March 31,                         March 31,
                                                 2002            2001            2002           2001
                                               -------------------------------------------------------
Weighted average common shares outstanding      136,799        126,771          136,749       126,721
Net effect of the assumed exercise of stock
 options based on the treasury stock method
 using average market price for the quarter*       -             7,800             -            7,800
Total weighted average common shares and       -------------------------------------------------------
  potential common stock outstanding            136,799        134,571          136,749       134,521
                                               =======================================================

*On January 24, 2002 shareholders voted to approve the CFS
Bancshares, Inc. Stock Option and Incentive Plan.  The
Company has granted 10,450 options to acquire the Company's common stock. The exercise price for the options was not less than the fair value of the stock on the effective date of the granted options.




Item 2.   Management Discussion and Analysis

CFS Bancshares, Inc. ("the Company") has no significant assets other than the stock of Citizens Federal Savings Bank
("the Bank" or "Bank"). For that reason, substantially all of the discussion in the Form 10-QSB relates to the operations of the Bank.


REVIEW OF RESULTS OF OPERATIONS


OVERVIEW

Net income for the six months ended March 31, 2002 was $311,036, an increase of $44,011 or 16.67% when compared to the six months ended March 31, 2001. Earnings per diluted share were $2.27 for the current six-month period compared to $1.99 per diluted share for the prior year. The increase in net income resulted primarily from increases in gains on sale of securities and a decrease in operating expenses that were partially offset by a decrease in net interest income. Net income for the three months ended March 31, 2002 was $138,482, a decrease of $64,533 or 31.76% as compared to net income during the three months ended March 31, 2001 of $203,015. Earnings per diluted share for the quarter declined from $1.51 for the three months ended March 31, 2001 to $1.01 for the three months ended March 31, 2002.
The decrease in net income for the three months ended March 31, 2002 as compared to the three-month period in the prior fiscal year resulted from a decline in net interest income. See information below for more information regarding the changes in net interest income.


NET INTEREST INCOME

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Company's deposits and a portion of its FHLB advances are primarily short term in nature and reprice faster than the Company's interest earning assets, consisting mainly of loans and mortgage-backed securities, which generally have longer maturities. The mix of the Company's interest-earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Company's interest-bearing liabilities decreased 130 basis points from 4.32% for the six month period ended March 31, 2001 to 3.02% during the six month period ended March 31, 2002 while the yield on interest earning assets decreased 168 basis points from 7.96% for the six month period ended March 31, 2001 to 6.28% for the comparable period in the current fiscal year.

The Company's net interest income decreased by $121,923 or 7.01% from $1,739,965 for the six month period ended March
31, 2001 to $1,618,042 for the six month period in the current fiscal year. Net interest income for the three months ended March 31, 2002 decreased by $109,185 or 11.69% from $943,713 for the three months ended March 31, 2001 to $834,528 for the three months ended March 31, 2002. The decrease in net interest income for the three month and six month periods ended March 31, 2002 resulted primarily from decreases in interest and fees on loans and was caused by a decline in the average balance of loans outstanding as well as a decline in the average interest rates earned on loans and securities.

OTHER INCOME

Other income increased from $228,002 for the six month period ended March 31, 2001 to $316,653 for the comparable period in the current fiscal year as a result of an increase in the gain on sales of securities. During the six-month period ended March 31, 2002 the Company recognized gains on the sale of securities available for sale of $128,667 as compared to gains during the six-month period in the prior fiscal year of $14,214. For the three-month period other income decreased by $29,259 from $109,533 for the three months ended March 31, 2001 to $89,875 for the three-month period ended March 31, 2002, primarily as the result of a decline in service charges on deposits of $23,254. The decline in service charges resulted from a write-off of checking accounts overdrawn from insufficient funds charges and from a decline in the overall volume of accounts incurring service charges compared to the prior fiscal year

OTHER EXPENSE

During the six-month period ended March 31, 2002 the Company's other expense decreased by 5.60% or $86,744 from $1,548,925 for the six month period ended March 31, 2001 to $1,462,181 for the comparable period in the current year. The decrease resulted primarily from declines in depreciation and other expense which declined $46,327 and $71,550, respectively when comparing the six month period ended March 31, 2002 to the six month period ended March 31, 2001. Much of the furniture and equipment the Company purchased in 1996 upon moving to a new main office headquarters became fully depreciated at the end of the fiscal year ended September 30, 2001. As a result, the Company's depreciation expense declined when comparing the six-month period ended March 31, 2002 to the same period for the prior fiscal year. Other expense decreased as a result of a recovery in March 2002 of an overpayment for insurance which occurred during the prior fiscal year and from declines in expenses associated with legal matters which occurred during fiscal 2001. During the six-month period ended March 31, 2001 the Company expensed insurance deductibles related to a legal issue. There were no such expenses during the current fiscal year. For the three-month period other expense decreased by $30,479 from $744,268 for the three-month period ended March 31, 2001 to $713,789 for the three-period ended March 31, 2002. The most significant declines occurred in depreciation and other expense which declined by $22,372 and $45,748 when comparing the three-month period ended March 31, 2002 to the three-month period ended March 31, 2001. See the discussion for the six-month periods above for details.

REVIEW OF FINANCIAL CONDITION

Significant factors affecting the Company's financial condition from September 30, 2001 to March 31, 2002 are detailed below:

Assets

Total assets increased $5,022,282 or 4.86% from $103,328,293 at September 30, 2001 to $108,350,575 at March 31, 2002.
Significant changes in asset balances include investment securities available for sale which increased by $8,796,367 or 15.69% from $47,260,024 at September 30, 2001 to
$56,056,391 at March 31, 2002 and decreases in net loans receivable and other assets. Net loans receivable decreased from $41,109,567 at September 30, 2001 to $38,937,557 at
March 31, 2002, a decrease of $2,172,010 or 5.28%. The
decrease in net loans receivable resulted from an increase in the amount of prepayments on the existing portfolio due to the decline in interest rates and from decreases in the amount of loans originated. Other assets, which had a balance of $2,379,392 at September 30, 2001, included a receivable for securities with a par value of $1,840,000 that had been called by the issuer but not yet settled. The Company received the funds for the security during the early part of October 2001.

Liabilities

Total liabilities increased $5,288,280 or 5.66% between September 30, 2001 and March 31, 2002. The increase resulted from increases in Federal Home Loan Bank (FHLB) advances and in the Company's interest-bearing deposits. FHLB advances increased by $4,000,000 from $14,950,000 at September 30, 2001 to $18,950,000 at March 31, 2002. The
increase in FHLB advances was used to purchase mortgage-backed securities which also serve as collateral for the $4,000,000 advance. Interest-bearing deposits increased by $1,849,028 from $76,945,341 at September 30, 2001 to
$78,794,369 at March 31, 2002. The increase in deposits occurred in the Company's transaction (checking and savings) accounts.

Liquidity

The Company's primary source of liquidity are deposits, loan payments, maturing investment securities, principal and interest payments on investments, mortgage-backed securities and CMOs, and advances from the Federal Home Loan Bank of Atlanta. Additionally, the Company has short-term investments that could be readily liquidated to meet funding requirements and also maintains lines of credit with two correspondent banks to meet any requirements caused by short-term fluctuations in liquidity needs. Management believes that the Company's various sources of funds are adequate to meet its liquidity requirement in the ordinary course of business.

Loan Quality

A key to long term earnings growth for the Company is maintenance of a high quality loan portfolio. The Company's directive in this regard is carried out through its policies and procedures for review of loans. The goals and results of these policies and procedures are to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

At March 31, 2002 the Company had $917,022 in assets classified as substandard including assets acquired by foreclosure or repossession of $521,952, no assets classified as doubtful and $153,573 in assets classified as loss. A specific loan loss reserve has been established for all loans classified as a loss. At September 30, 2001 the Company had $935,215 in assets classified as substandard including assets acquired by foreclosure or repossession of $267,413, no assets classified as doubtful, and $155,475 in assets classified as loss.

The allowance for loan losses was $379,333 at March 31, 2002. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be made as circumstances warrant.


CRITICAL ACCOUNTING POLICIES

Management has determined that the accounting for loan loss allowances is a critical accounting policy with respect to the determination of financial condition and reporting results of operations.

Management determines the required allowances by classifying loans according to credit quality and collateral security and applying historical loss percentages to each category. Additionally, as necessary, management determines specific allowances related to impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. A key component in the accounting policy is management's ability to timely identify changes in credit quality which may impact the Company's financial results.

Management recognizes that in making loans, credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan. Management's policy is to maintain an appropriate allowance for estimated losses on the portfolio as a whole. The allowances are based on estimates of the historical loan loss experience, evaluation of economic conditions and regular periodic reviews of the Company's loan portfolio. The Company's loan portfolio consists mostly of residential and non-residential real estate. Management believes that the effects of any reasonably likely changes in the economy would be limited somewhat due to the fact the most of the loan portfolio is backed by real estate.

Information about Forward-Looking Statements

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform
Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to, changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange
Commission, including the Annual Report on Form 10-KSB. If any of these assumptions or opinions prove incorrect, any forward-looking statement made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

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

At March 31, 2002 the Bank satisfied all regulatory requirements. The Bank's compliance with the current standards is as follows:


                                                                  For  capital                 Well
                                        Actual                 adequacy purposes            capitalized
                                        ------                 -----------------            -----------
                                 Amount         Ratio        Amount          Ratio      Amount        Ratio
                                 ------         -----        ------          -----      ------        -----
Total capital
(to risk weighted assets)      $9,474,698      20.58%       3,682,626        8.00%     4,603,283      10.00%
Tier I capital
(to risk weighted assets)      $9,359,750      20.33%       1,841,313        4.00%     2,761,970       6.00%
Tier I capital
(to average assets)            $9,359,750       8.84%       4,233,577        4.00%     5,291,972       5.00%



Reconciliation of Bank capital:           Risk Weighted         Tier I Capital
                                             Capital

Total stockholders' equity (GAAP)          $8,289,993             $8,289,993
Stock subject to put option                 1,287,356              1,287,356
Holding company equity                       (173,151)              (173,151)
Unrealized gain on securities - AFS           (44,448)               (44,448)
Allowance for loan losses                     225,759                    -
Equity investments                           (110,811)
         Total                             $9,474,698             $9,359,750










                 CFS BANCSHARES, INC. AND SUBSIDIARY

                     PART II OTHER INFORMATION

Item 1: Legal Proceedings

The Company is defending various lawsuits and claims. In the opinion of management the ultimate disposition of these matters will not have a significant effect on the consolidated financial position or operating results of the Company.

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


                                            CFS BANCSHARES, INC.
                                               (Registrant)



Date: May 13, 2002                    By: /s/  Bunny Stokes, Jr.
     __________________________          ________________________________
                                         Bunny Stokes, Jr.
                                         Chairman/CEO
                                         (principal executive officer)


Date: May 13, 2002                    By: /s/  W. Kent McGriff
     __________________________          ________________________________
                                         W. Kent McGriff
                                         Executive Vice President
                                         (principal financial and accounting
                                          officer)























