Form 10QSB
period 2002-06-30
CFS BANCSHARES INC
filed 2002-08-29
CIK 1065215

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549
_______________________________________________________________________________

                                  Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from ____________ to ___________________.


Commission File Number: 0-24625



                           CFS Bancshares, Inc.
             --------------------------------------------------
             (Exact name of registrant as specified in charter)

   Delaware                                                  63-1207881
-------------------------------                        ----------------------
(State or other jurisdiction of                        IRS Employer
incorporation or organization)                          Identification Number


    1700 3rd Avenue North
     Birmingham, Alabama                                          35203
-------------------------------                                -----------
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

                            Yes x        No
                               ---         ---

                  Number of shares outstanding of common stock
                              as of June 30, 2002

$0.01 par value common stock                               139,220 shares
----------------------------                               --------------
            Class                                           Outstanding










                      CFS BANCSHARES, INC. AND SUBSIDIARY



                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION:                                        PAGE NO.


Item 1 - Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2002
and September 30, 2001 (unaudited)                                         -3-

Condensed Consolidated Statements of Operations for the Three Months and
 Nine Months Ended June 30, 2002 and 2001 (unaudited)                      -4-

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
 June 30, 2002 and 2001 (unaudited)                                        -6-

Condensed Consolidated Statements of Comprehensive Income for the Three
 Months and Nine Months Ended June 30, 2002 and 2001 (unaudited)           -8-

Notes to Condensed Consolidated Financial Statements                       -9-

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       -10-

PART II - OTHER INFORMATION                                               -16-

SIGNATURES AND CERTIFICATION                                              -17-








                     CFS Bancshares, Inc. and Subsidiary
                    Condensed Consolidated Balance Sheets
                               (Unaudited)
                                                                                June 30,              September 30,
                                                                                  2002                     2001
                                                                                  ----                     ----
                         Assets
                         ------
Cash and amounts due from depository
 institutions                                                         $         2,874,145                 3,508,465
Federal funds sold and overnight deposits                                         504,541                 2,610,541
                                                                      -------------------            --------------
   Total cash and cash equivalents                                              3,378,686                 6,119,006

Interest-bearing deposits                                                         149,353                   163,142
Investment securities held to maturity (fair value of
  $793,769 and $1,244,186 respectively)                                           751,147                 1,210,924
Investment securities available for sale, at fair value (cost of
  $59,150,077 and $46,448,236, respectively)                                   59,908,235                47,260,024
Federal Home Loan Bank stock                                                      947,500                   747,500
Loans receivable, net of allowance                                             37,639,992                41,109,567
Premises and equipment, net                                                     3,386,705                 3,450,612
Real estate acquired by foreclosure                                               599,492                   267,413
Accrued interest receivable on investment securities                              299,208                   299,271
Accrued interest receivable on loans                                              291,473                   321,442
Other assets                                                                      271,177                 2,379,392
                                                                      -------------------            --------------

          Total assets                                                $       107,622,968               103,328,293
                                                                      ===================            ==============

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing deposits                                             $        77,268,340                76,945,341
Advance payments by borrowers for
 taxes and insurance                                                              175,949                   270,788
Other liabilities                                                               1,093,046                 1,262,817
Employee Stock Ownership Plan debt                                                 48,000                    56,000
FHLB advances                                                                  18,950,000                14,950,000
                                                                      -------------------            --------------
   Total liabilities                                                           97,535,335                93,484,946

Common stock subject to put option (27,986 shares)                              1,287,356                 1,175,412

Stockholders' equity:
Common stock                                                                        1,392                     1,392
Additional paid-in-capital                                                      1,451,546                 1,446,846
Retained earnings                                                               6,890,055                 6,739,788
Accumulated other comprehensive income                                            485,220                   519,545
Unearned common stock held by ESOP                                                (27,936)                  (39,636)
                                                                      -------------------            --------------
   Total stockholders' equity                                                   8,800,277                 8,667,935
                                                                      -------------------            --------------

          Total liabilities and stockholders' equity                  $       107,622,968               103,328,293
                                                                      ===================            ==============


      See accompanying notes to condensed consolidated financial statements
                                     3




                    CFS Bancshares, Inc. and Subsidiary
            Condensed Consolidated Statements of Operations
                                (Unaudited)


                                                             Three Months Ended                 Nine Months Ended
                                                                 June 30,                            June 30,
                                                             2002            2001              2002             2001
                                                             ----            ----              ----             ----
Interest Income:
Interest and fees on loans                           $      814,818        976,610          2,597,212        3,146,365
Interest and dividend income
 on investment securities                                    83,341        165,088            307,364          488,116
Interest income on
 mortgage-backed securities                                 567,224        544,236          1,572,756        1,692,376
Other interest income                                        12,764         22,422             48,295          111,068
                                                     --------------      ---------          ---------        ---------
Total interest income                                     1,478,147      1,708,356          4,525,627        5,437,925

Interest Expense:
Interest on deposits                                        402,818        676,370          1,395,172        2,231,010
Interest on FHLB advances                                   230,871        204,067            667,955          639,031
                                                     --------------      ---------          ---------        ---------
Total interest expense                                      633,689        880,437          2,063,127        2,870,041

         Net interest income                                844,458        827,919          2,462,500        2,567,884
Provision for loan losses                                         -              -                  -              -
                                                     --------------      ---------          ---------        ---------
         Net interest income after
          provision for loan losses                         844,458        827,919          2,462,500        2,567,884

Other Income:
Service charges on deposits                                 121,852         80,983            301,150          279,128
Gain (loss) on sale of assets                               (22,843)        (1,924)           (27,049)             799
Gain on sale of securities                                        -         55,288            128,667           69,502
Other                                                         6,898          8,289             19,792           21,209
                                                     --------------      ---------          ---------        ---------
  Total other Income                                        105,907        142,636            422,560          370,638

Other Expenses:
Salaries and employee benefits                              439,530        370,637          1,176,103        1,104,740
Net occupancy expense                                        30,586         29,329            107,885          102,513
Federal insurance premium                                    11,831         11,400             31,568           33,831
Data processing expenses                                     54,007         53,293            165,492          162,726
Professional services                                       129,751         46,006            266,331          160,151
Depreciation and amortization                                42,665         59,535            126,036          189,233
Advertising expense                                          25,065         13,110             54,210           45,015
Office supplies                                              12,867         24,000             45,625           52,796
Insurance expense                                            13,838         17,596             48,722           51,197
Other                                                        86,422        110,897            286,501          382,526
                                                     --------------      ---------          ---------        ---------
 Total other expense                                        846,562        735,803          2,308,473        2,284,728
                                                     --------------      ---------          ---------        ---------
Income before income taxes                                  103,803        234,752            576,587          653,794


      See accompanying notes to condensed consolidated financial statements

                    CFS Bancshares, Inc. and Subsidiary
            Condensed Consolidated Statements of Operations
                                (Unaudited)


                                                             Three Months Ended                 Nine Months Ended
                                                                 June 30,                            June 30,
                                                             2002            2001              2002             2001
                                                             ----            ----              ----             ----
Income tax expense                                           34,562         80,788            196,040          232,805
                                                     --------------      ---------          ---------        ---------
Net Income                                           $       69,241        153,964            380,547          420,989
                                                     ==============      =========          =========        =========

Basic earnings per common share                      $         0.51           1.21               2.78             3.32
                                                     ==============      =========          =========        =========

Basic average shares outstanding                            136,799        126,871            136,749          126,771
                                                     ==============      =========          =========        =========

Diluted earnings per common share                    $         0.49           1.14               2.74             3.13
                                                     ==============      =========          =========        =========

Diluted average shares outstanding                          141,643        134,671            139,068          134,571
                                                     ==============      =========          =========        =========

Dividends declared and paid
 per common share                                    $          -                -               0.85             0.75
                                                     ==============      =========          =========        =========
























      See accompanying notes to condensed consolidated financial statements

                     CFS Bancshares, Inc. and Subsidiary
               Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                                                                                         Nine Months Ended
                                                                                        June 30,
                                                                                 2002               2001
                                                                                 ----               ----
Cash flows from operating activities:
Net income                                                               $      380,547            420,989
Adjustments to reconcile net income to
 net cash provided by operating activities
  Depreciation and amortization                                                 126,036            189,233
  Compensation expense recognized on ESOP allocation                             13,800             12,000
  Net amortization of premium on investment securities                          156,222             76,576
  Gain on sale or call of investment securities available for sale             (128,667)           (69,502)
  Loss on sale of real estate acquired by foreclosure                            31,875              1,875
  Decrease in deferred gain on sale of REO                                       (4,826)            (2,674)
  Decrease in accrued interest receivable                                        30,032             34,453
  Decrease (increase) in other assets                                           267,295           (101,687)
  Decrease in accrued interest on deposits                                      (53,787)          (127,885)
  Decrease in other liabilities                                                (143,037)           (17,965)
                                                                         --------------        -----------
Net cash provided by operating activities                                       675,490            415,413
Cash flows from investing activities:
Proceeds from interest-bearing deposits                                          13,789                  -
Purchase of FHLB stock                                                         (200,000)                 -
Purchase of investment securities available for sale                        (21,629,010)       (17,065,225)
Proceeds from sale of investment securities available for sale                2,025,000          3,871,940
Proceeds from call of investment securities held to maturity                          -            500,000
Proceeds from call of investment securities available for sale                1,840,920          3,000,000
Proceeds from principal collected on
 investment securities held to maturity                                         457,698          1,517,807
Proceeds from principal collected on
 investment securities available for sale                                     6,876,691          2,750,000
Net change in loans                                                           3,097,422          5,781,606
Purchase of premises and equipment                                              (62,129)           (46,905)
Improvements to real estate acquired by foreclosure                             (26,424)                 -
Proceeds from sale of real estate acquired by foreclosure                        34,623             25,917
                                                                         --------------        -----------
  Net cash provided by (used in) investing activities                        (7,571,420)           335,140













      See accompanying notes to condensed consolidated financial statements

                     CFS Bancshares, Inc. and Subsidiary
               Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                                                  Nine Months Ended
                                                                                        June 30,
                                                                                 2002               2001
                                                                                 ----               ----
Cash flows from financing activities:

Net increase in interest-bearing deposits                                       376,786          2,056,471
Decrease in advance payments by
 borrowers for taxes and insurance                                              (94,839)           (67,705)
Proceeds from FHLB advances                                                   4,000,000                  -
Repayment of ESOP debt                                                           (8,000)            (8,000)
Cash dividends                                                                 (118,337)           (97,500)
                                                                         --------------        -----------
   Net cash provided by financing activities                                  4,155,610          1,883,266

Net increase (decrease) in cash and cash equivalents                         (2,740,320)         2,633,819

Cash and cash equivalents at beginning of period                              6,119,006          3,594,355
                                                                         --------------        -----------

Cash and cash equivalents at end of period                               $    3,378,686     $    6,228,174
                                                                         ==============        ===========

Supplemental information on cash payments:
  Interest paid                                                          $    2,116,914     $    2,997,926
  Income taxes paid                                                             370,924            206,000

Supplemental information on noncash transactions:
  Loans transferred to real estate acquired by foreclosure               $      372,153     $       38,256























      See accompanying notes to condensed consolidated financial statements

                      CFS Bancshares, Inc. and Subsidiary
          Condensed Consolidated Statements of Comprehensive Income
                               (Unaudited)


                                                                            Three months ended              Nine months ended
                                                                                  June 30,                       June 30,
                                                                            2002           2001            2002           2001
                                                                            ----           ----            ----           ----
Net income                                                             $    69,241        153,964        380,547         420,989

Other comprehensive income, before tax:
    Unrealized holding (losses) gains arising
      during the period                                                    673,872        (94,146)        75,037       1,176,839
    Less reclassification adjustment for gains on
      securities available for sale                                              -         55,288        128,667          69,502
                                                                       -----------       --------        -------       ---------
          Total other comprehensive income (loss), before tax              673,872       (149,434)       (53,630)      1,107,337

Income tax expense (benefit) related to other
 comprehensive income:
   Unrealized holding gain (loss) on available
     for sale securities                                                   233,100        (33,887)        24,442         423,667
   Less reclassification adjustment for gains on
     securities available for sale                                               -         19,909         43,747          25,026
                                                                       -----------       --------        -------       ---------
          Total income tax expense (benefit) related to
            other comprehensive income                                     233,100        (53,796)       (19,305)        398,641
                                                                       -----------       --------        -------       ---------

          Total other comprehensive income (loss), net of tax              440,772        (95,638)       (34,325)        708,696
                                                                       -----------       --------        -------       ---------

          Total comprehensive income                                   $   510,013         58,326        346,222       1,129,685
                                                                       ===========       ========        =======       =========










      See accompanying notes to condensed consolidated financial statements

                     CFS BANCSHARES, INC. AND SUBSIDIARY


             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair statement of financial position of the Company and its subsidiary and the results of operations for the three-month and nine-month periods ended June 30, 2002 and 2001. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

2.   Reclassifications

Certain items in the 2001 consolidated financial statements have been reclassified to conform to current year classifications.

3.  Net Income per Share

Presented below is a summary of the components used to calculate diluted earnings per share for the three months and nine months ended June 30, 2002 and 2001.


                                               Three months ended        Nine months ended
                                                    June 30,                  June 30,
                                              2002            2001      2002           2001
                                              ---------------------------------------------

Weighted average common shares outstanding    136,899      126,871      136,799     126,771
Net effect of the assumed exercise of stock
  options based on the treasury stock method
  using average market price for the quarter    4,744        7,800        2,269       7,800
                                              ---------------------------------------------
Total weighted average common shares and
  potential common stock outstanding          141,643      134,671      139,068     134,571
                                              =============================================

4. Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, "Recission of FASB Statements No. 4, 44 and 64,
Amendment of FASB Statement No. 13 and Technical
Corrections".   SFAS No. 145 rescinds SFAS No. 4, "Reporting
Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers, and
SFAS No. 64, "Extinguishments of Debt Made to Satisfy
Sinking Fund Requirements. These recissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of any related income tax effect. This statement also amends SFAS No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective May
15, 2002. The Company does not expect the changes in the accounting pronouncements described above to have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated for fiscal years beginning after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial statements.


Item 2.   Management's Discussion and Analysis

CFS Bancshares, Inc. ("the Company") has no significant assets other than the stock of Citizens Federal Savings Bank ("the Bank" or "Bank"). For that reason, substantially all of the discussion in the Form 10-QSB relates to the operations of the Bank. On May 30, 2002 the Company entered into an Agreement and Plan of Merger with Citizens Bancshares Corporation, a corporation organized and existing under the laws of the State of Georgia, with its principal office located in Atlanta, Georgia. Under the terms of the agreement the shareholders of CFS Bancshares, Inc. are entitled to receive $64.69 per share if the transaction closes in September 2002 and an additional $0.07 per share for each month beyond September. The expenses incurred to date by the Company in negotiating the merger are included in operating expenses in the appropriate category.

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW

Net income for the nine months ended June 30, 2002 was $380,547, a decrease of $40,442 or 9.61% when compared to the nine months ended June 30, 2001. Earnings per diluted share were $2.74 for the current nine-month period compared to $3.13 per diluted share for the prior year. The decrease in net income resulted from increases in expenses associated with negotiating the merger agreement described above. Expenses directly associated with the merger agreement include salary expense of $52,250, legal expense of $84,625 and other professional services of $22,407 for both the
three-month and nine-month period ended June 30, 2002.   Net
income for the three months ended June 30, 2002 was $69,241, a decrease of $84,723 or 55.03% as compared to net income during the three months ended June 30, 2001 of $153,964. Earnings per diluted share for the quarter declined from $1.14 for the three months ended June 30, 2001 to $0.49 for the three months ended June 30, 2002.

NET INTEREST INCOME

Net interest income is the difference between the interest and fees earned on loans, securities and other interest-earning assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Company's deposits and a portion of its FHLB advances are primarily short term in nature and reprice faster than the Company's interest-earning assets, consisting mainly of loans and mortgage-backed securities, which generally have longer maturities. The mix of the Company's interest- earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Company's interest-bearing liabilities decreased 125 basis points from 4.14% for the nine month period ended June 30, 2001 to 2.89% during the nine-month period ended June 30, 2002, while the yield on interest-earning assets decreased 152 basis points from 7.69% for the nine month period ended June 30, 2001 to 6.17% for the comparable period in the current fiscal year.

The Company's net interest income decreased by $105,384 or 4.10% from $2,567,884 for the nine month period ended June
30, 2001 to $2,462,500 for the nine-month period in the current fiscal year. Net interest income for the three months ended June 30, 2002 increased by $16,539 or 2.00% from $827,919 for the three months ended June 30, 2001 to $844,458 for the three months ended June 30, 2002. The decrease in net interest income for the nine-month period ended June 30, 2002 resulted primarily from decreases in interest and fees on loans and was caused by a decline in the average balance of loans outstanding as well as a decline in the average interest rates earned on loans and securities.

OTHER INCOME

Other income increased from $370,638 for the nine month period ended June 30, 2001 to $422,560 for the comparable period in the current fiscal year as a result of an increase in the gain on sales of securities. During the nine-month period ended June 30, 2002 the Company recognized gains on the sale of securities available for sale of $128,667 as compared to gains during the nine-month period in the prior fiscal year of $69,502. For the three-month period other income decreased by $36,729 from $142,636 for the three months ended June 30, 2001 to $105,907 for the three-month period ended June 30, 2002, primarily as the result of a decline in gains on the sale of securities. During the three months ended June 30, 2001 the Company recognized $55,288 from the sale of investment securities available for sale while there were no such gains during the three-month period ended June 30, 2002. Service charges on deposits increased by $40,689 from $80,983 for the three months ended June 30, 2001 to $121,852 for the comparable three-month period in the current fiscal year. The increase resulted primarily from across the board increases in transaction account fees that became effective on April 01, 2002.

OTHER EXPENSE

During the nine-month period ended June 30, 2002 the Company's other expense increased by 1.04% or $23,745 from $2,284,728 for the nine-month period ended June 30, 2001 to $2,308,473 for the comparable period in the current year. As previously discussed the Company's expenses increased during the current year as the result of merger negotiations that resulted in a signed merger agreement on May 30, 2002. The expenses associated with the merger include salaries in the form of bonuses of $52,250 and legal expense and other professional services totalling $107,032 and are responsible for increases in those two categories of expenses. Expenses which declined include depreciation and other expense which declined $63,197 and $96,025, respectively when comparing the nine month period ended June 30, 2002 to the nine month period ended June 30, 2001. Much of the furniture and equipment the Company purchased in 1996 upon moving to a new main office headquarters became fully depreciated at the end of the fiscal year ended September 30, 2001. As a result, the Company's depreciation expense declined when comparing the nine-month period ended June 30, 2002 to the same period for the prior fiscal year. Other expense decreased as a result of a recovery in March 2002 of an overpayment for insurance of $18,610 which occurred during the prior fiscal year and from declines in expenses associated with legal matters which occurred during fiscal 2001. During the nine-month period ended June 30, 2001 the Company expensed insurance deductibles of approximately $45,000 related to a legal issue. There were no such expenses during the current fiscal year.
For the three-month period other expense increased by $110,759 from $735,803 for the three-month period ended June 30, 2001 to $846,562 for the three-period ended June 30, 2002 as the result of merger expenses previously discussed. Declines occurred in depreciation and other expense which decreased by $16,870 and $24,475 when comparing the three-month period ended June 30, 2002 to the three-month period ended June 30, 2001. See the discussion for the nine-month periods above for details.

REVIEW OF FINANCIAL CONDITION

Significant factors affecting the Company's financial condition from September 30, 2001 to June 30, 2002 are detailed below:

Assets

Total assets increased $4,294,675 or 4.16% from $103,328,293 at September 30, 2001 to $107,622,968 at June 30, 2002.
Significant changes in asset balances include investment securities available for sale which increased by $12,648,211 or 26.76% from $47,260,024 at September 30, 2001 to
$59,908,235 at June 30, 2002 and decreases in net loans receivable and other assets. Net loans receivable decreased from $41,109,567 at September 30, 2001 to $37,639,992 at
June 30, 2002, a decrease of $3,469,575 or 8.44%. The
decrease in net loans receivable resulted from an increase in the amount of prepayments on the existing portfolio due to the decline in interest rates and from decreases in the amount of loans originated. Other assets, which had a balance of $2,379,392 at September 30, 2001, included a receivable for securities with a par value of $1,840,000 that had been called by the issuer but not yet settled. The Company received the funds for the security during the early part of October 2001.

Liabilities

Total liabilities increased $4,050,389 or 4.33% between September 30, 2001 and June 30, 2002. The increase resulted from increases in Federal Home Loan Bank (FHLB) advances and in the Company's interest-bearing deposits. FHLB advances increased by $4,000,000 from $14,950,000 at September 30, 2001 to $18,950,000 at June 30, 2002. The increase in FHLB advances was used to purchase mortgage-backed securities which also serve as collateral for the $4,000,000 advance. Interest-bearing deposits increased by $322,999 from $76,945,341 at September 30, 2001 to $77,268,340 at June 30,
2002. The increase in deposits occurred in the Company's transaction (checking and savings) accounts.

Liquidity

The Company's primary sources of liquidity are deposits, loan payments, maturing investment securities, principal and interest payments on investments, mortgage-backed securities and CMOs, and advances from the Federal Home Loan Bank of Atlanta. Additionally, the Company has short-term investments that could be readily liquidated to meet funding requirements and also maintains lines of credit with two correspondent banks to meet any requirements caused by short-term fluctuations in liquidity needs. Management believes that the Company's various sources of funds are adequate to meet its liquidity requirement in the ordinary course of business.

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

At June 30, 2002 the Company had $990,474 in assets classified as substandard including assets acquired by foreclosure or repossession of $599,492, no assets classified as doubtful and $105,405 in assets classified as loss. A specific loan loss allowance has been established for all loans classified as a loss. At September 30, 2001 the Company had $935,215 in assets classified as substandard including assets acquired by foreclosure or repossession of $267,413, no assets classified as doubtful, and $155,475 in assets classified as loss.

The allowance for loan losses was $367,201 at June 30, 2002. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be required as circumstances warrant.

The following table summarizes the activity in the allowance for loan losses for the nine month periods ended June 30:

                                          2002       2001
                                         -------    -------
Provision charged to expense                -          -
Balance at beginning of year            $396,768    342,156
Loans charged off                        (75,010)   (32,153)
Recoveries                                45,443     68,933
                                         -------    -------
  Net (charge-offs) recoveries           (29,567)    36,780
Balance at end of period                $367,201    378,936
                                        ========    =======

At June 30, 2002 and 2001, the carrying amounts of nonaccrual loans were $692,228 and $1,041,325, respectively. Included in these nonaccrual loans at June 30, 2002 and 2001, are loans that are considered to be impaired, which totaled $105,405 and $248,979, respectively. The specific allowance related to these impaired loans was $105,405 and $155,475, respectively. The average carrying amounts of impaired loans during the second quarter of 2002 and 2001 were $177,192 and $248,979, respectively. No interest income was recognized on impaired or nonaccrual loans for the three-month periods ended June 30, 2002 and June 30, 2001.

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

Management recognizes that in making loans, credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan. Management's policy is to maintain an appropriate allowance for estimated losses on the portfolio as a whole. The allowances are based on estimates of the historical loan loss experience, evaluation of economic conditions and regular periodic reviews of the Company's loan portfolio. The Company's loan portfolio consists mostly of residential and non-residential real estate. Management believes that the effects of any reasonably likely changes in the economy would be limited somewhat due to the fact that most of the loan portfolio is backed by real estate.

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

At June 30, 2002 the Bank satisfied all regulatory requirements. The Bank's compliance with the current standards is as follows:


                                                            For capital                     Well
                                    Actual               adequacy purposes               capitalized
                                    ------               -----------------               -----------
                               Amount      Ratio        Amount        Ratio          Amount         Ratio
                               ------      -----        ------        -----          ------         -----
Total capital
(to risk weighted assets)   $9,682,371     21.62%      3,582,248      8.00%         4,477,810       10.00%
Tier I capital
(to risk weighted assets)   $9,531,027     21.29%      1,791,124      4.00%         2,686,686        6.00%
Tier I capital
(to average assets)         $9,531,027      9.04%      4,219,025      4.00%         5,273,781        5.00%




Reconciliation of Bank capital:             Risk Weighted       Tier I Capital
                                               Capital

Total stockholders' equity (GAAP)             $8,800,277           $8,800,277
Stock subject to put option                    1,287,356            1,287,356
Holding company equity                           (71,386)             (71,386)
Unrealized gain on securities - AFS             (485,220)            (485,220)
Allowance for loan losses                        261,796                 -
Equity investments                              (110,452)
                                              ----------           ----------
   Total                                      $9,682,371           $9,531,027
                                              ==========           ==========




















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

None

Item 5: Other Information:

None

Item 6: Exhibits and Reports on Form 8-K

 On May 31, 2002 the Company filed a Form 8-K pursuant to
"Item 5. Other Events" to report the execution of the Agreement and Plan of Merger with Citizens Bancshares
Corporation on May 30, 2002. No financial statements were required to be filed with the Form 8-K. A copy of the Agreement and Plan of Merger was included as an exhibit to the Form 8-K.














                      CFS BANCSHARES INC. AND SUBSIDIARY


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CFS BANCSHARES, INC.
                             (Registrant)



Date:    08/12/02                     By: /s/ Bunny Stokes, Jr.
     -------------------------           -------------------------------
                                         Bunny Stokes, Jr.
                                         Chairman/CEO (principal executive
                                         officer)


Date:    08/12/02                     By: /s/ W. Kent McGriff
     -------------------------           -------------------------------
                                         W. Kent McGriff
                                         Executive Vice President (principal
                                         financial and accounting officer)


CERTIFICATION

     The undersigned executive officers of the Registrant hereby certify that this Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material respects, the financial condition and results of operations of the registrant.



                                      By: /s/ Bunny Stokes, Jr.
                                         -------------------------------
                                         Bunny Stokes, Jr.  Chairman/CEO



                                      By: /s/ W. Kent McGriff
                                         -------------------------------
                                         W. Kent McGriff
                                         Executive Vice President (principal
                                         financial and accounting officer)





