Form 10KSB
period 2002-09-30
CFS BANCSHARES INC
filed 2002-12-30
CIK 1065215

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2002
 OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

                         Commission File Number 0-24625

                              CFS BANCSHARES, INC.
                              --------------------
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                      63-0367958
           --------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

      1700 THIRD AVENUE NORTH, BIRMINGHAM, ALABAMA                       35203
--------------------------------------------------                       -----
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $6,720,157

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the pending acquisition price of $64.90 per share was approximately $3,590,657 as of December 10, 2002. Solely for the purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock. The registrant is unaware of recent sales of its common stock.

As of December 10, 2002, there were issued and outstanding 139,220 shares of the registrant's common stock, of which 83,894 shares were held by affiliates.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

GENERAL

     The Company. CFS Bancshares, Inc. (the "Company"), a Delaware corporation, was organized at the direction of Citizens Federal Savings Bank ("Citizens Federal" or the "Bank") in January 1998 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership (the "Reorganization"), which was completed on June 30, 1998. As the successor issuer to the Bank, the Company's common stock, par value $.01 per share (the "Common Stock") became registered under the Securities Exchange Act of 1934 on June 30, 1998. The Company is a registered savings and loan holding company. The Company has no significant assets other than its investment in the Bank. For that reason, substantially all of the discussion in this Form 10-KSB relates to the operations of the Bank.

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

     The OTS uses a net portfolio value methodology to measure the interest rate risk exposure of thrift institutions. Under this rule, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point (100 basis points equals 1.0%) interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

     Institutions with less than $300 million in assets and at least a 12% risk-based capital ratio are not subject to an interest rate risk capital component ("IRR") unless notified by the OTS. The Bank is not currently required to maintain an interest rate risk capital component.

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


                                                             At September 30, 2002
                                                             ---------------------

    Change In
  Interest Rate       Board Limit
  (Basis Points)        % Change         $ Amount          $ Change         % Change
  --------------        --------         --------          --------         --------
                                           (Dollars In Thousands)

      +300               (70)%             $12,133            $223              2%
      +200               (50)               12,457             547              5%
      +100               (25)               12,937           1,027              9%
         0                --                11,910              --             --%
      -100               (25)               10,421          (1,489)           (13)%
      -200               (50)                   NM*             NM*            NM*
      -300               (70)                   NM*             NM*            NM*

* Not meaningful due to the low prevailing interest rate environment.


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

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage ("ARM") loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. The primary assumptions used in determining the Bank's interest rate risk exposure are prepayment rate estimates for loans and mortgage backed securities obtained from the OTS "Asset and Liability Price Tables" as of September 30, 2002 and passbook decay rates determined by the Bank from a core deposit analysis.

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

     At September 30, 2002, the maximum amount the Bank was permitted to lend to one borrower was $1,468,128. At that date, the Bank's largest loan-to-one-borrower was $1,224,668, which was secured by a non-residential property located in the Bank's primary market area.

     Loan Portfolio Composition. Set forth below is selected data relating to the composition of the Bank's loan portfolio on the dates indicated:



                                                                               September 30,
                                                            --------------------------------------------------
                                                                     2002                        2001
                                                            ------------------------ -------------------------
                                                              Amount          %          Amount           %
                                                              ------          -          ------           -

Real estate mortgage:
     Residential                                             $22,331,136     59.07%     $26,457,539     61.34%
     Nonresidential                                           13,616,861     36.02       12,824,972     29.73
Construction                                                     939,613      2.49        2,500,000      5.80
Consumer installment                                             764,393      2.02        1,050,227      2.43
Commercial                                                       152,695       .40          302,661      0.70
                                                            ------------  ---------    ------------  --------

     Gross loans                                              37,804,698    100.00%      43,135,399    100.00%
                                                                            ======                      ======

Plus unearned premium on loans purchased                              --                      4,726
Less:
     Undisbursed portion of loans in process                    (400,069)                (1,085,403)
     Unamortized loan origination fees                          (491,352)                  (548,387)
     Allowance for loan losses                                  (363,986)                  (396,768)
                                                                 -------                    -------

     Net loans                                               $36,549,291                $41,109,567
                                                              ==========                 ==========

     Residential Real Estate Lending. Citizens Federal has concentrated its lending activities on the origination of conventional first mortgage loans for the purchase or refinancing of both new and existing one- to four-family residential property. These loans have been made on primarily a fixed-term, fixed-rate basis. The Bank also offers adjustable-rate loans with terms of up to 30 years, but to date has not originated a significant amount of ARM loans. The Bank originated $1,905,010 in residential mortgage loans during the year ended September 30, 2002, all of which were fixed-rate loans. The Bank did not purchase any loans during the year ended September 30, 2002. Purchased adjustable-rate mortgage loans in the Bank's loan portfolio amounted to 6.36% of the total loan portfolio at September 30, 2002.

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

     The application process for non-residential real estate loans includes the same procedures which are required for other mortgage loans. Total loans originated by the Bank on nonresidential real estate during the 2002 fiscal year amounted to $1,006,950, which were secured by churches and commercial property.

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

     The Bank's consumer loan originations totaled $1,095,563 for the year ended September 30, 2002. As of September 30, 2002, consumer loans constituted approximately 2.02% of the Bank's total loan portfolio.

     Commercial Lending. Citizens Federal makes commercial loans from time to time primarily as an accommodation to existing customers. The Bank's commercial loans are generally secured by the assets of the business, including accounts receivable. The Bank has also originated loans guaranteed by the Small Business Administration. At September 30, 2002, the Bank's commercial loans totaled $152,695, or .40% of the loan portfolio.

     Reference is made to Note 5 of the Notes to Consolidated Financial Statements for further information on the Bank's lending activities.

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

     Loan applicants are promptly notified of the decision of the Bank's Loan Committee within thirty days by telephone or letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate, amortization term, a brief description of real estate to be mortgaged to the Bank, and the required amount of fire and casualty insurance coverage to be maintained to protect the Bank's interest. The borrower has a right to select his or her own settlement attorney or title company, and his or her own insurance broker or agent. The borrower is required to pay all costs of the Bank as well as his or her own costs in connection with the particular loan closing.

     The Bank's loan portfolio consists of loans originated by the Bank and purchased whole loans.

     Maturity of Loan Portfolio. The following table sets forth certain information at September 30, 2002 regarding the dollar amount of loans maturing (or repricing) in the Bank's portfolio based on their contractual maturity date.



                                   Due Within            Due One Through             Due After
                                 One Year After           5 Years After            5 Years After
                               September 30, 2002       September 30, 2002      September 30, 2002        Total
                               ------------------       ------------------      ------------------     ------------


Real estate mortgage:
     Residential                    $1,249,775               $4,939,617              $16,141,744       $22,331,136
     Nonresidential loans              969,698                3,137,247                9,509,916        13,616,861
Construction                            10,827                   54,148                  874,638           939,613
Consumer and commercial
  loans                                425,321                  426,836                   64,931           917,088
                                    ----------               ----------            -------------        -----------



     Total gross loans              $2,655,621               $8,557,848              $26,591,229       $37,804,698
                                     =========                =========               ==========        ==========



     The following table sets forth the dollar amount of all loans due after one year from September 30, 2002 which have predetermined rates and have floating or adjustable interest rates.

                                         Predetermined Rate     Floating or Adjustable Rates       Total
                                         ------------------     ----------------------------       -----

Real estate mortgage:
     Residential                            $18,743,725               $ 2,337,636               $21,081,361
     Nonresidential loans                    12,647,163                      --                  12,647,163
Construction                                    928,786                      --                     928,786
Consumer and commercial loans                   491,767                      --                     491,767
                                            -----------               -----------               -----------

     Total gross loans                      $32,811,441               $ 2,337,636               $35,149,077
                                            ===========               ===========               ===========

     Loan Origination Fees and Other Fees. Citizens Federal receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan and are charged to the borrower by the Bank for creation of the loan. The Bank's loan origination fees are generally 1% on conventional residential mortgages. The total fee income for real estate loans for the year ended September 30, 2002 was $146,560. The total amount of net deferred loan fees at September 30, 2002, was $491,352. Any deferred loan fees are recognized in income using the effective interest method.

     The Bank currently receives fee income related to the prepayment, late payment or nonpayment of existing loans. These fees which are commonly referred to as prepayment penalties and late charges have not constituted a material source of income for the Bank. For more information on the Bank's loan fees and other fees see Note 5 of the Notes to Consolidated Financial Statements.

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


                                                           September 30,
                                                    ----------------------------
                                                         2002          2001
                                                         ----          ----
Loans accounted for on a non-accrual basis:
  Real estate mortgage:
     Residential .................................   $  239,559    $  902,174
     Non-residential .............................      182,609       384,774
  Construction ...................................         --            --
  Consumer and commercial ........................      189,791       280,761
                                                     ----------    ----------

         Total of non-accrual ....................   $  611,959    $1,567,709
                                                     ==========    ==========

Accruing loans which are contractually
  past due 90 days or more:
  Real estate mortgage:

     Residential .................................   $     --            --
     Non-residential .............................         --            --
  Construction ...................................         --            --
  Consumer and commercial ........................         --            --
                                                     ----------    ----------


         Total of 90 days past due loans .........   $     --      $     --
                                                     ==========    ==========

         Total of non-accrual and 90 days past due
           loans .................................   $  611,959    $1,567,709
                                                     ==========    ==========
Percentage of total assets .......................          .57%         1.52%
                                                     ==========    ==========
Other non-performing assets (1) ..................   $  562,334    $  267,413
                                                     ==========    ==========

----------------
(1) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at the lower of its fair value (less costs to dispose) or its cost basis.

     During the year ended September 30, 2002, gross interest income of approximately $42,574 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during the year ended September 30, 2002.

     The following is information concerning the Bank's non-accrual loans and other non-performing assets.

     Non-accrual Loans. The Bank's non-accrual loans at September 30, 2002 totaled $611,959, and are in various stages of foreclosure or collection. All accrued uncollected interest has been charged off and the accrual of interest has ceased. At September 30, 2002, nonaccruals included seven real estate loans, seven consumer loans and one commercial loan with individual balances outstanding ranging from $1,068 to $145,239.

     The Bank has two significant problem loans. The most significant problem loan is an unsecured loan with a balance of $100,000 to a customer that is in the midst of bankruptcy proceedings. The Bank has recorded a loan loss provision for the full amount of the loan. A second problem loan is one with an 85% Small Business Administration ("SBA") guarantee and a balance of $145,239 at September 30, 2002. The Bank has recorded loan loss provisions for the amount of the loan which is not guaranteed by the SBA and is exploring legal and other remedies for collection.

     Other Non-performing Assets. Other non-performing assets at September 30, 2002 are 10 residential properties acquired through foreclosure with a carrying value of $385,668 and one parcel of land with a carrying value of $176,676.

     Except as discussed above, at September 30, 2002, there were no loans that were excluded from the table of non-performing assets, where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured. In addition, the Bank does not have any significant concentrations of real estate loans or commitments in areas experiencing deteriorating economic conditions.

     Federal regulations require each savings association to review its asset quality on a regular basis. In addition, in connection with examinations of such savings associations, federal examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention classification, described as assets which do not currently expose a savings association to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings association to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings association's classifications and amounts reserved. If a savings association does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. At September 30, 2002, the Bank had $1,064,752 in assets classified as substandard, no assets classified as doubtful and $109,551 in assets classified as loss.

     At September 30, 2002, the Bank's substandard assets consisted of six loans on residential properties, two loans on commercial property and four consumer loans with an aggregate balance of $502,408 and balances outstanding ranging from $1,068 to $145,239 and real estate owned of $562,344.

     Allowances for Losses on Loans. In making loans, Citizens Federal recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

     It is management's policy to maintain adequate allowances for estimated losses on the loan portfolio as a whole. Generally, the allowances are based on estimates of the historical loan loss experience, evaluation of economic conditions, and periodic reviews of the Bank's loan portfolio. At September 30, 2002, the Bank's allowance for loan losses was $363,986.

     Management believes that the current allowance for loan losses which is equal to .96% of gross loans and 59.48% of non-accrual loans, is adequate to cover any potential loan losses which may exist in the loan portfolio.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. The allowance for loan losses applies primarily to the Bank's mortgage loan portfolio.


                                                                                      Year Ended September 30,
                                                                                     ---------------------------
                                                                                        2002             2001
                                                                                     -----------      ----------
Balance at Beginning of  Period.................................................      $396,768          $342,156
                                                                                       -------           -------
Loans Charged-Off:
   Residential mortgage.........................................................        43,462            17,301
   Consumer ....................................................................        42,357            23,672
                                                                                     ---------          --------
     Total Charge-Offs..........................................................        85,819            40,973
                                                                                     ---------          --------
Loan Recoveries:
   Residential mortgage.........................................................        26,549            52,233
   Consumer ....................................................................        26,488            43,352
                                                                                     ---------          --------
     Total Recoveries...........................................................        53,037            95,585
                                                                                     ---------          --------
Net Loans Charged-Off (Recovered)                                                       32,782           (54,612)
                                                                                     ---------          --------
Provision for (Recovery of) Loan Losses.........................................            --                --
                                                                                     ---------          --------
Balance at End of Period........................................................     $ 363,986          $396,768

Ratio of Net Charge-Offs (Recoveries) to Average Loans Outstanding During the
   Period   ....................................................................           .08%              (0.12)%

     For more information on the Bank's loan loss allowance see Note 5 of the Notes to Consolidated Financial Statements.

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.




                                                                            September 30,
                                                ----------------------------------------------------------------------
                                                              2002                                 2001
                                                ----------------------------------    --------------------------------
                                                                     Percent of                          Percent of
                                                                      Loans in                            Loans in
                                                                    Category to                          Category to
                                                    Amount          Total Loans          Amount          Total Loans
                                                ---------------    ---------------    -------------     --------------

Real estate mortgage:
   Residential                                     $145,415            59.07%         $149,689              61.34%
   Non-residential                                   84,149            36.02            67,078              29.73
   Construction                                       2,524             2.49             3,360               5.80
Commercial business                                   3,817             2.02            55,736               0.70
Consumer                                            128,081              .40           120,905               2.44
                                                    -------          -------           -------            -------
         Total allowance for loan losses           $363,986           100.00%         $396,768             100.00%
                                                    =======           ======           =======             ======

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

     As of September 30, 2002, the Bank had $687,377 classified as securities held to maturity and $56,598,140 classified as securities available for sale, respectively.

     The following table sets forth an analysis of the Bank's investment securities at the dates indicated. Other than its investments in the Shay Asset Management Funds and its investments in securities issued by U.S. Government Agencies and Government Sponsored Enterprises, the Company has not invested more than 10% of its stockholders' equity in the securities of a single issuer.

                                                             September 30,
                                                     ---------------------------
                                                        2002(1)         2001(1)
                                                     -----------   -------------

U.S. Government agencies .......................     $ 3,221,722     $ 7,999,142
Mortgage-backed securities (including CMOs) ....      44,891,062      34,596,426
Shay Asset Management Funds ....................       9,172,733       5,875,380
                                                     -----------     -----------
                                                     $57,285,517     $48,470,948
                                                     ===========     ===========

--------------

(1) Includes securities available for sale which had an amortized cost and approximate fair value of $55,547,714 and $56,598,140, respectively, at
     September  30,  2002 and  $46,448,236  and  $47,260,024,  respectively,  at
     September 30, 2001, and securities held to maturity which had an amortized cost and approximate fair value of $687,377 and $727,656, respectively, at September 30, 2002 and $1,210,924 and $1,244,186, respectively, at
     September 30, 2001. Securities available for sale consist of U.S. Government agency securities, U.S. Government agency mortgage backed securities (including CMOs) and shares in two adjustable-rate mutual funds.

     The following table sets forth the contractual maturities, par values, fair values and average yields for the Bank's investment securities (excluding mortgage-backed securities) at September 30, 2002.

                                                                 At September 30, 2002 (1)
                                ----------------------------------------------------------------------------------------------
                                   One Year or Less        One to Five Years     Five to Ten Years        More than Ten Years
                                -----------------------  ---------------------  --------------------     ---------------------
                                    Par        Average      Par       Average      Par      Average         Par       Average
                                   Value        Yield      Value       Yield      Value      Yield         Value       Yield
                                   -----        -----      -----       -----      -----      -----         -----       -----
U.S. Government Agency
  Obligations                   $1,000,000       5.63%     $970,000     7.20%   $1,000,000    5.55%          --          --%

Shay Asset Management Fund
   (Adjustable-Rate Mortgage
   Portfolio)                    8,147,910       3.03            --       --            --      --           --          --

Shay Asset Management Fund

   (Ultra-Short Portfolio)       1,024,823       2.76            --       --            --      --           --          --
                                 ----------                --------              ---------             -----------
   Total                        $10,172,733      3.26     $ 970,000     7.20%   $1,000,000    5.55%   $      --          --
                                 ==========                ========              =========             ===========


                                        At September 30, 2002 (1)
                                -------------------------------------
                                      Total Investment Portfolio
                                    Par         Fair        Average
                                   Value        Value        Yield
                                -----------  -----------  -----------
U.S. Government Agency
   Obligations                 $  2,970,000  $ 3,221,722       6.12%

Shay Asset Management Fund
   (Adjustable-Rate Mortgage
   Portfolio)                     8,147,910    8,147,910       3.03


Shay Asset Management Fund
   (Ultra-Short Portfolio)        1,024,823    1,024,823       2.76
                                 -----------  -----------
    Total                       $12,142,733  $12,394,455       4.11%
                                 ==========   ===========

--------------------

(1) Consists of investment securities available for sale at September 30, 2002 with an amortized cost and fair value of $12,143,057 and $12,394,455, respectively. Contractual maturities of securities available for sale at September 30, 2002 range from one month to 6.3 years. Securities available for sale consist of U.S. Government agency securities and shares in an adjustable-rate mutual fund.

     Maturity of Mortgage-Backed Securities Portfolio. The following table sets forth certain information at September 30, 2002 regarding the dollar amount (par value) of mortgage-backed securities maturing (or repricing) in the Bank's portfolio based on their contractual maturity date.



                                                  Due More            Due More than
                            Due in One          Than One Year         Five Years to         Due More than
                           Year or Less         To Five Years           Ten Years             Ten Years
                          After 9/30/02         After 9/30/02         After 9/30/02         After 9/30/02            Total
                         -----------------    ------------------    ------------------    -------------------    --------------
Mortgage-backed
  Securities                $1,359,558            $6,129,767            $5,805,065           $15,194,479           $28,488,869
CMOs                           602,957             2,695,342             3,951,352             7,931,392            15,181,043
                            ----------             ---------             ---------           -----------            ----------
       Total                $1,962,515            $8,825,109            $9,756,417           $23,125,871           $43,669,912
                             =========             =========             =========            ==========            ==========

     The following table sets forth the dollar amount (par value) of all mortgage-backed securities due after one year from September 30, 2002.

                                          Rate Structure for Mortgage-Backed
                                       Securities Maturing in More than One Year
                                       -----------------------------------------
                                        Predetermined              Floating or
                                        Interest Rate            Adjustable Rate
                                       --------------            ---------------
Mortgage-backed securities               $17,776,620               $ 9,352,691
CMOs                                       3,907,937                10,670,149
                                         -----------               -----------
     Total                               $21,684,557               $20,022,840
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

         Deposits in the Bank as of September 30, 2002 were represented by various types of savings programs described below.


    Weighted                                                                                              Percentage
     Average            Minimum                                         Minimum                            of Total
  Interest Rate           Term                 Category                 Amount           Balances           Savings
------------------    -------------    --------------------------     ------------    ----------------    ------------
       .43%           None             NOW Accounts                    $      --        $9,161,202            12.05%


      1.00            None             "Super NOW" Accounts                1,000         4,892,933             6.44

      1.49            None             Passbook Accounts                       5        17,210,364            22.63

      3.16            91 Days          Certificates                          500        20,287,530            26.68

      2.25            14 Days          Jumbo Certificates(1)             100,000        24,428,217            32.13
                                       Accrued interest on
       --             N/A                  Deposits                           --            56,833              .07
                                                                                       -------------       ---------


                                       Total                                           $76,037,079           100.00%
                                                                                        ==========          =======

----------------
(1) Includes Time Deposit Open Account.

         The following table sets forth the savings deposit activities of the Bank for the periods indicated.

                                                                         Year Ended September 30,
                                                              ------------------------------------------------
                                                                      2002                      2001
                                                              ---------------------    -----------------------

Deposits                                                          $144,760,838                $157,919,465
Withdrawals                                                        147,546,051                 160,268,179
                                                                    -----------                -----------

       Net (decrease) before interest credited                      (2,785,213)                 (2,348,714)
Interest credited                                                    1,876,951                   2,959,614
                                                                 -------------                 ------------

   Net increase (decrease) in savings deposits                    $   (908,262)             $      610,900
                                                                   ==============            =============

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.


                                        Balance at                                                Balance at
                                      September 30,          % of             Increase           September 30,             % of
                                           2002            Deposits          (Decrease)              2001                Deposits
                                     -----------------    ------------    -----------------    ------------------    --------------

NOW checking accounts                  $ 9,161,202            12.05%        $   145,834         $  9,015,368                11.72%
Jumbo certificates                      24,428,217            32.13             382,111           24,046,106                31.25
"Super NOW" checking accounts            4,892,933             6.44             566,173            4,326,760                 5.62
Passbook and regular savings            17,210,364            22.63             (48,594)          17,258,958                22.43
Certificates of deposit                 20,287,530            26.68          (1,893,016)          22,180,546                28.83
Accrued interest on deposits                56,833              .07             (60,770)             117,603                 0.15
                                       -------------      ---------        -------------       ---------------            --------

         Total                         $76,037,079           100.00%        $  (908,262)        $76,945,341                100.00%
                                       ===========           ======          ===========         ==========                ======

     The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                               At September 30,
                                  ------------------------------------------
                                     2002                            2001
                                  -------------------   --------------------
1.00 - 2.99%                      $35,009,481                    $   285,000
3.00 - 4.99%                        5,752,247                     37,192,232
5.00 - 6.99%                        3,699,307                      8,276,470
7.00 - 8.99%                          254,712                        472,950
                                  -----------                    -----------

         Total                    $44,715,747                    $46,226,652
                                  ===========                    ===========

   The following table sets forth the amount and maturities of the Bank's time deposits at September 30, 2002.


                                   Amount Due
---------------------------------------------------------------------------------------------------------------------
                            Less than                                                  After
       Rate                 One Year           1-2 Years          2-3 Years           3 Years             Total
--------------------    ----------------    --------------    ----------------    --------------    -----------------

1.00 - 2.99%               $34,559,813        $   449,668      $                   $                     $35,009,481
3.00 - 4.99%                 1,421,780          1,700,479         1,399,113           1,230,875            5,752,247
5.00 - 6.99%                 2,407,079            926,045           131,065             235,118            3,699,307
7.00 - 8.99%                   232,250                 --             4,975              17,487              254,712
                         -------------      -------------      -------------        -----------        -------------

                           $38,620,922         $3,076,192        $1,535,153          $1,483,480          $44,715,747
                            ==========          =========         =========           =========           ==========

     The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.


                                                                    Year Ended September 30,
                                           ---------------------------------------------------------------------------
                                                          2002                                    2001
                                           ------------------------------------    -----------------------------------
                                               Average             Average            Average             Average
                                               Balance              Rate              Balance               Rate
                                           ----------------    ----------------    ---------------  -------------
                                                                     (Dollars in Thousands)

Savings                                         $17,186              1.49%             $16,870               2.49%
Interest-bearing demand deposits                 13,231               .73               13,312               1.14
Certificates of deposit                          45,725              3.13               46,160               5.01
                                                 ------                                 ------

     Total interest-bearing deposits             76,142              2.34               76,342               3.78
Non-interest-bearing demand deposits              1,082                                  1,102
                                                -------                                -------

     Total average deposits                     $77,224                                $77,444
                                                 ======                                 ======


     The following table indicates the amount of the Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 2002.

Maturity Period                                                Amount
---------------                                            ------------
Three months or less                                        $14,021,471
Over three through six months                                 9,675,000
Over six through 12 months                                      400,000
Over 12 months                                                  331,746
                                                           ------------

         Total                                              $24,428,217
                                                             ==========


     Borrowings. Savings deposits are the primary source of funds for the Bank's lending activities and other general business purposes. However, during periods when the supply of lendable funds cannot meet the demand for such loans, the FHLB System seeks to provide a portion of the funds necessary through loans, called "advances," to its members. Advances may be on a secured or unsecured basis, depending on a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding. During the year ended September 30, 2002, the Bank secured additional advances totaling
$4,000,000. At September 30, 2002, the Bank had $18,950.000 of advances outstanding. These advances are secured by qualifying residential first mortgage loans and by mortgage-backed securities with a fair value of $3,307,577 at September 30, 2002.

SUBSIDIARY ACTIVITIES

     As a federal savings bank, Citizens Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of September 30, 2002, Citizens Federal was authorized to invest up to approximately $3.2 million in the stock of or loans to subsidiaries.

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

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act") implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain partners must be rotated periodically. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with a company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

     The G-L-B Act has not had a material impact on the Company's operations to date. Although the G-L-B Act reduces the range of companies which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 5% of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at September 30, 2002 of $947,500.

     The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance and small businesses, small farms and small agri-businesses. At September 30, 2002, the Bank had $18.95 million in advances outstanding from the FHLB of Atlanta. See "Sources of Funds -- Borrowings."

     Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (1) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (2) the branching powers of the institution shall be restricted to those of a national bank; and (3) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 (the "BHCA") and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for both a national bank and a savings institution.

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift Investments: investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by an FHLB. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift
Investments: (1) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (2) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing, (3) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (4) loans for the purchase, construction, development or improvement of community service facilities, (5) loans for personal, family, or household purposes, and (6) shares of stock issued by FNMA or FHLMC, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 20% of the savings institution's portfolio assets.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At September 30, 2002, the Bank qualified as a QTL.

     Uniform Lending Standards. Under OTS regulations, savings banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (1) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (2) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (3) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (4) for loans for the construction of one-to four-family properties, the supervisory limit is 85%; and (5) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one-to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one-to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

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

     Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or holding companies. At September 30, 2002, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includible subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's investments in includible subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At September 30, 2002, the Bank's adjusted total assets for purposes of the core and tangible capital requirements were $105.8 million.

     In  determining  compliance  with the  risk-based  capital  requirement,  a savings association is allowed to use both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loan and lease loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, equity investments and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio, other than those deducted from core and tangible capital. As of September 30, 2002, the Bank had $110,094 in equity investments for which OTS regulations required a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of September 30, 2002, the Bank's risk-weighted assets were approximately $54 million.

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 2002.

                                                           Amount             Percent of Assets (1)
                                                          ------------        --------------------
                                                                ( Dollars in Thousands)
Tangible capital.................................         $  9,788                    9.16%
Tangible capital requirement.....................            1,587                    1.50
                                                           -------                  ------
     Excess......................................         $  8,201                    7.66%
                                                           =======                  ======
Core capital.....................................         $  9,788                    9.16%
Core capital requirement (2).....................            3,174                    3.00
                                                           -------                  ------
     Excess......................................         $  6,614                    6.16%
                                                           =======                  ======
Risk-based capital...............................          $10,612                   19.61%
Risk-based capital requirement...................            4,330                    8.00
                                                           -------                  ------
     Excess......................................         $  6,282                   11.61%
                                                           =======                   =====


------------
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

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

     At September 30, 2002, the Bank exceeded all regulatory minimum capital requirements.

     Prompt Corrective Regulatory Action. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution  that  fails to meet the  minimum  level  for any  relevant  capital measure (an "undercapitalized institution") may be: (1) subject to increased monitoring by the appropriate federal banking regulator; (2) required to submit an acceptable capital restoration plan within 45 days; (3) subject to asset growth limits; and (4) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to
divest   subsidiaries.   The  senior  executive   officers  of  a  significantly
undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

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



                                                  Adequately                                         Significantly
                         Well Capitalized         Capitalized          Undercapitalized            Undercapitalized
                         ----------------         -----------          ----------------            ----------------
Total risk-based
  capital ratio           10.0% or more           8.0% or more          Less than 8.0%                Less than 6.0%
Tier 1 risk-based
   capital ratio           6.0 % or more          4.0% or more          Less than 4.0%                Less than 3.0%
Leverage ratio             5.0% or more           4.0% or more *        Less than 4.0% *              Less than 3.0%

------------
*    3.0% if institution has a composite 1 CAMELS rating.

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

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% of net transaction accounts on up to $41.3 million of transaction accounts plus 10% on the remainder, provided that no reserves are required on up to $5.7 million of transaction accounts. Because required reserves must be maintained in the form of vault cash or in a non interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2002, the Bank met its reserve requirements.

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

     Transactions with Related Parties. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (like the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution.
Generally, Sections 23A and 23B (1) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions"
with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(2) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, OTS regulations provide that no savings institution may (a) make a loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (b)
purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the BHCA which applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

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

     Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for depository institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets substantially all the standards adopted in the interagency guidelines, and that implementation of these regulatory standards has not materially affected the Bank's operations.

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

     Activities Restrictions. The Company presently operates as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company which acquired control of its subsidiary thrift prior to May 4, 1999. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (1) payment of dividends by the savings institution; (2) transactions between the savings institution and its affiliates; and (3) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (1) furnishing or performing management services for a subsidiary savings institution; (2) conducting an insurance agency or escrow business; (3) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(4) holding or managing properties used or occupied by a subsidiary savings institution; (5) acting as trustee under deeds of trust; (6) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (7) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (7) above must also be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     Restrictions on Acquisitions. The HOLA generally prohibits savings and loan holding companies from acquiring, without prior approval of the Director of the OTS, (a) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (b) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (a) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (b) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (c) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (1) the federal savings institution qualifies as a QTL or as a "domestic building and loan institution" under Section 7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the savings institution in the state would qualify such branches taken as a whole for treatment as a QTL or for a domestic building and loan association and
(2) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of bank holding companies. Federal savings institutions generally may not establish new branches unless the savings institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the savings institution's record of compliance with the CRA in connection with any branch application.

FEDERAL AND STATE TAXATION

     Federal Taxation. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after December 31, 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, savings associations must use the specific chargeoff method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of the Bank's reserve subject to recapture as of September 30, 2002 totaled approximately $23,054.
-------

     Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or ceases to maintain a bank charter.


     At September 30, 2002, the Bank's total federal pre-1988 reserve was approximately $2,176,318. The reserve reflects the cumulative effects of federal
               ---------
tax deductions for which no federal income tax provisions have been made.

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

PERSONNEL

     As of September 30, 2002, the Bank had 32 full-time employees. The employees are not represented by a collective bargaining group. The Bank considers its relations with its employees to be excellent.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     W. Kent McGriff is 45 years old and joined Citizens Federal in February 1987. He currently serves as Executive Vice President and Chief Financial Officer. From May 1985 through January 1987 he worked in real estate development and management, and from September 1982 through April 1985 he worked for a private accounting firm as a public accountant.

ITEM 2. PROPERTIES
------------------

     In October 1996, the Bank moved to a new 19,000 square foot main office located at 1700 Third Avenue North, Birmingham, which it owns. The Bank's investment in its main office and adjacent property was $2,964,975 at September 30, 2002.

     In May 1984, the Bank opened a branch office in Eutaw, Alabama. This owned branch office has approximately 3,200 square feet and the net book value of the Bank's investment in this branch at September 30, 2002 was $159,204.

     In July 1991, the Bank opened a branch office in Birmingham, Alabama at 2100 Bessemer Road. This owned branch office has approximately 2,800 square feet of space and the net book value of the Bank's investment in this branch as of September 30, 2002 was $229,299.

     As of September 30, 2002, the net book value of the Bank's investment in the premises, furniture and equipment owned by the Bank was $3,353,478.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is involved in various real estate foreclosure actions wherein it enforces its rights as lender, and is involved in certain other legal matters in its day-to-day operations which are not material to its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------

     There is currently no public trading market for the Company's Common Stock. From October 1, 2000 through March 5, 2002, there have been four trades of which the Company is aware, all for $18.50 per share. The Company is not aware of any trades in its Common Stock subsequent to March 5, 2002. As of December 10, 2002, the Company had 319 stockholders of record. The Company paid annual dividends from 1983 through 2001. No dividend was paid in calendar 2002 due to the pending acquisition of the Company, as the merger agreement with CFS Bancshares precludes us from paying dividends. See Item 11(c) for a discussion of the pending merger. On October 25, 2001, the Company's Board of Directors declared a cash dividend of $0.85 payable to stockholders of record as of December 10, 2001. In December of 2000 and 1999, the Company paid annual dividends of $0.75 each. Under the Delaware General Corporation Law, the Company may only pay dividends out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The payment of future dividends is also subject to the receipt of dividends from the Bank which is subject to certain regulatory restrictions on the payment of dividends. See "Item 1. Description of Business -- Regulation of the Bank - Dividend Restrictions."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

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

     At September 30, 2002, the Company's total assets were $106,899,412 as compared to $103,328,293 at September 30, 2001, an increase of $3,571,119 or 3.46%. The increase in total assets resulted from an $8,784,569 increase in the Bank's total investment portfolio from $48,470,948 at September 30, 2001 to $57,285,517 at September 30, 2002, and a $1,081,464 increase in cash and cash equivalents from $6,119,006 at September 30, 2001 to $7,200,470 at September 30, 2002. The increase in the categories of investments listed above was partially offset by a $4,560,276 decrease in net loans receivable from $41,109,567 at September 30, 2001, to $36,549,291 at September 30, 2002 and a $2,068,912
decrease in other assets from $2,379,392 at September 30, 2001 to $310,480 at September 30, 2002. The decrease in net loans receivable resulted from a decrease in the volume of loans granted during the year and from an increase in the number of prepayments on the existing loan portfolio. Other assets at September 30, 2001 included a receivable for called investment securities of $1,840,000, the proceeds of which were received in early October 2002. There was no such item at September 30, 2002.

     Deposits totaled $76,037,079 at September 30, 2002, compared to $76,945,341 at September 30, 2001, a decrease of $980,262 or 1.18%. FHLB advances at September 30, 2002 were $18,950,000, an increase of $4,000,000 from the balance of $14,950,000 at September 30, 2001. The Bank's one to four family residential mortgage portfolio and certain investment securities serve as collateral for the FHLB advances.

         Non-performing assets, which include non-accrual loans and real estate acquired by foreclosure ("REO"), decreased $660,819 or 36.01% from $1,835,122 at September 30, 2001, to $1,174,303 at September 30, 2002, as non-accrual loans decreased from $1,567,709 at September 30, 2001, to $611,959 at September 30, 2002, and REO increased by $294,931from $267,413 at September 30, 2001, to $562,344 at September 30, 2002. At September 30, 2002, non-performing assets represented 1.10% of total assets while non-accrual loans represented 1.62% of gross loans outstanding as compared to September 30, 2001, when non-performing assets represented 1.78% of total assets and non-accrual loans were 3.63% of gross loans outstanding.

     Interest rate levels, the health of the economy (particularly the real estate economy), securities transactions and the amount of non-performing assets affect the Bank's financial condition and results of operations.

Comparison of years ended September 30, 2002 and September 30, 2001

General

     Net income for the year ended September 30, 2002 was $569,504 compared to $590,332 for the year ended September 30, 2001, a decrease of $20,288 or 3.53%. The decline resulted from expenses associated with merger negotiations that took place during the fiscal year ended September 30, 2002. The Bank's operating results depend largely upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest expense paid on deposits and borrowings, divided by average total interest-earning assets. The net interest margin is affected by the economic and market factors that influence interest rates, loan demand and deposit flows. The interest rate margin decreased from 3.35% for the year ended September 30, 2001, to 3.18% for the year ended September 30, 2002.

Interest Income

     Net interest income before provision for loan losses decreased by $59,120 or 1.72% from $3,440,335 for the year ended September 30, 2001 to $3,381,215 for the 2002 fiscal year. Interest and fees on loans for the fiscal year ended September 30, 2002 were $3,440,165 as compared to $4,093,642 for the fiscal year ended September 30, 2001, a decrease of $653,477 or 15.96%. Interest and dividend income on investment securities and interest income on mortgage-backed securities decreased by $312,403 and $46,802 respectively, from $697,160 and $2,233,571, respectively for fiscal 2001 to $384,757 and $2,186,769, respectively for the 2002 fiscal year end. The decreases in interest and dividends on investment securities resulted from declines in the average balances outstanding as well as a decline in the average interest rate earned on the investments in the portfolio. Interest on mortgage-backed securities declined despite an increase in the average balance outstanding as interest rates declined to unusually low levels during fiscal 2002. Combined interest income on federal funds sold and other interest income decreased by $91,997 or 63.07% when compared to fiscal year end 2001, also as a result of the low interest rate environment.

Interest Expense

     Total interest expense decreased by $1,045,559 from $3,729,896 for the fiscal year ended September 30, 2001 to $2,684,337 for the fiscal year ended September 30, 2002, a decrease of 28.03%. The lower interest expense resulted from decreases in the average rate paid on interest-bearing liabilities outstanding.

     The average balance of interest-bearing deposits remained relatively stable, decreasing by approximately $220,000 when comparing the fiscal year ended September 30, 2002 to the 2001 fiscal year. The average balance of FHLB advances increased by approximately $3.05 million between the year ended September 30, 2001 and fiscal 2002 as the Bank secured an additional $4,000,000 of FHLB advances during the fiscal year ended September 30, 2002. The average rate paid on interest-bearing deposits decreased by 141 basis points from 3.72% for the year ended September 30, 2001 to 2.31% for the year ended September 30, 2002. The average rate paid on FHLB advances decreased by 64 basis points from 5.65% for the fiscal year ended September 30, 2001 to 5.01% for the 2002 fiscal year.

Other Income

     Total other income increased $151,921 or 30.22% for the year ended September 30, 2002 compared to the fiscal year ended September 30, 2001. Gains on the sale or call of investment securities increased by $90,318 from a gain of $110,712 for the fiscal year ended September 30, 2001 to a gain of $201,030 for the 2002 fiscal year. Included in the gain for fiscal 2002 was a $41,156 gain on callable agency securities with a par value of $1,840,000 that were called at the end of September 2002.

Other Expense

     Total other expense consists of salaries and employee benefits, occupancy and equipment expense, FDIC deposit insurance, data processing expense, legal and professional services, advertising and other expenses. The cost of carrying and administering non-performing assets is also included in other expense. Other expense increased by $135,255 or 4.45% from $3,040,814 for the fiscal year ended September 30, 2001, to $3,176,069 for the 2002 fiscal year. The increase related primarily to increases in salaries and employee benefits and professional services, which includes legal, accounting and other professional services. The higher expenses in these categories resulted from costs associated with the execution of a definitive merger agreement with Citizens Bancshares, Inc. and the filings related to the pending merger. Salaries and employee benefits increased by $138,712 or 9.17% from $1,512,381 for the fiscal year ended September 30, 2001 to $1,651,093 for the 2002 fiscal year. The Company paid bonuses of approximately $125,000 to executive management for the additional work incurred in connection with the pending merger. Professional services increased by $112,886 from $234,189 for the fiscal year ended September 30, 2001 to $347,075 for the 2002 fiscal year. All of the increase in professional services relates to expenses incurred in connection with the pending merger. The rise in employee expenses and professional services was partially offset by declines in several expense categories including depreciation and amortization, office supplies and other expense.

Comparison  of years ended  September  30, 2001 and  September 30, 2000

General

     Net income for the year ended September 30, 2001 was $590,332 compared to $499,320 for the year ended September 30, 2000, an increase of $91,012 or 18.23%. The increase resulted primarily from an increase in net interest income and an increase in gains on sale or call of investment securities. The average balance of interest-earning assets and interest-bearing liabilities outstanding increased by approximately $7.2 million and $5.6 million, respectively when comparing the average balance sheets for the years ended September 30, 2001 and September 30, 2000. Gains on sale or call of investments increased by $116,837 from a loss of $6,125 for fiscal 2000 to a gain of $110,712 for the year ended September 30, 2001. The Bank's operating results depend largely upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest expense paid on deposits and borrowings, divided by average total interest-earning assets. The net interest margin is affected by the economic and market factors that influence interest rates, loan demand and deposit flows. The interest rate margin decreased from 3.58% for the year ended September 30, 2000 to 3.35% for the year ended September 30, 2001.

Interest Income

     Net interest income before provision for loan losses increased by $256,760 or 8.07% from $3,183,575 for the year ended September 30, 2000 to $3,440,335 for the 2001 fiscal year. Interest and fees on loans for the fiscal year ended September 30, 2001 were $4,093,642 as compared to $3,910,135 for the 2000 fiscal year, an increase of $183,507 or 4.69%. Interest and dividend income on investment securities and interest income on mortgage-backed securities increased by $150,562 and $107,631, respectively, from $546,598 and $2,125,940, respectively for fiscal 2000 to $697,160 and $2,233,571, respectively for the 2001 fiscal year. The increases resulted from increases in the average balance outstanding of investment securities and mortgage-backed securities between the fiscal year ended September 30, 2000 and the 2001 fiscal year. Combined interest income on federal funds sold and other interest income increased by $20,839 or 16.67% when compared to fiscal year end 2000 as the result of an increase in the average balance in federal funds and interest-bearing deposits during fiscal 2001 as compared to the average balances outstanding during the fiscal year ended September 30, 2000.

Interest Expense

     Total interest expense increased by $205,779 from $3,524,117 for the fiscal year ended September 30, 2000 to $3,729,896 for the fiscal year ended September 30, 2001, an increase of 5.84%. The higher interest expense resulted from increases in the average balance of interest-bearing liabilities outstanding. The average balance of interest-bearing deposits increased by approximately $2.45 million when comparing the fiscal year ended September 30, 2001 to the 2000 fiscal year. The average balance of FHLB advances increased by approximately $3.1 million between the year ended September 30, 2000 and fiscal 2001. The average rate paid on interest-bearing liabilities decreased by two basis points from 4.06% for the fiscal year ended September 30, 2000 to 4.04% for the 2001 fiscal year.

Other Income

     Total other income increased $47,047 or 10.33% for the year ended September 30, 2001 compared to the 2000 fiscal year. Gains on the sale or call of investment securities increased by $116,837 from a loss of $6,125 for the fiscal year ended September 30, 2000 to a gain of $110,712 for the 2001 fiscal year. Included in the gain for fiscal 2001 was a $41,156 gain on callable agency securities with a par value of $1,840,000 that were called at the end of September 2001.

Other Expense

     Total other expense consists of salaries and employee benefits, occupancy and equipment expense, FDIC deposit insurance, data processing expense, legal and professional services, advertising and other expenses. The cost of carrying and administering non-performing assets is also included in other expense. Other expense increased by $72,596 or 2.45% from $2,968,218 for the fiscal year ended September 30, 2000, to $3,040,814 for the 2001 fiscal year. The increase resulted from an increase in salaries and employee benefits of $140,049 or 10.21% from $1,372,332 for the fiscal year ended September 30, 2000 to $1,512,381 for the 2001 fiscal year. Increases in temporary employee cost, security services, employee health insurance and modest increases in existing employee salaries between the 2000 and 2001 fiscal years were responsible for the rise in the category. The rise in employee expense was partially offset by declines in several expense categories including depreciation and amortization, professional services, advertising and other expense.

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

     Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table at right) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2002, that the Bank meets all capital adequacy requirements and meets the requirements to be classified as "well capitalized."



                                                                                             Well Capitalized Under
                                                Actual                 For Capital             Prompt Corrective
                                                                    Adequacy Purposes          Action Provisions
                                       ----------------------   ------------------------  --------------------------
                                          Amount       Ratio       Amount        Ratio        Amount         Ratio
                                          ------       -----       ------        -----        ------         -----

As of September 30, 2002:

Total capital
     (to risk weighted assets)         $10,612,000      19.6%     $4,330,000      8.0%      $5,412,000       10.0%
Tier I capital
     (to risk weighted assets)          $9,788,000      18.0%     $2,165,000      4.0%      $3,247,000        6.0%
Tier I capital
     (to average assets)                $9,788,000       9.2%     $4,233,000      4.0%      $5,291,000        5.0%


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

Selected Financial Data

                                                                     At September 30,
                                         ------------------------------------------------------------------------
                                           2002            2001            2000            1999            1998
                                         ---------       --------        --------        --------        --------
                                                      (Dollars In Thousands, except per share data)
BALANCE SHEETS
Total  assets                            $106,899         $103,328        $100,564         $ 96,104      $ 92,166
Loans, net                                 36,549           41,110          48,238           43,521        45,413
Investment securities                      57,286           48,471          42,904           38,534        35,461
Deposits                                   76,037           76,945          76,334           75,180        73,892
Borrowed funds                             18,950           14,950          14,950           11,850         9,200
Stockholders' equity*                      10,465            9,843           8,223            7,763         7,908
Shares outstanding*
     (actual number)                      139,220          139,220         130,000          130,000       130,000

Book value per share*                       75.17            70.70           63.25            59.71         60.83

                                                                 Year Ended September 30,
                                         ------------------------------------------------------------------------
                                            2002            2001            2000            1999            1998
                                         ---------       --------        --------        --------        --------
                                                       (Dollars in Thousands, except per share data)
OPERATIONS
Interest income                            $6,065         $7,170          $6,708          $6,255          $6,543
Interest expense                            2,684          3,730           3,524           3,252           3,525
Net interest income                         3,381          3,440           3,184           3,003           3,018
Provision for recovery of loan loss            --             --            (104)             45             176
Net gain (loss) on securities                 201            111              (6)             27              47
Other noninterest income                      454            392             461             511             443
Other noninterest expense                   3,176          3,040           2,968           2,894           2,981
Income before income taxes                    860            902             775             602             351
Income tax expense                            290            312             276             217             132
Net income                                    570            590             499             386             219

PER SHARE INFORMATION
Basic earnings per share                     4.17           4.58            3.94            3.05            1.72
Basic weighted average
  shares outstanding*                     136,616        128,846         126,621         126,419         127,218
Diluted earnings per share                   4.09           4.58            3.71            2.89            1.61
Diluted weighted average shares
    outstanding*                          139,108        128,846         134,421         133,619         136,018

Cash dividends paid                          0.85           0.75            0.75            0.75            0.75

OTHER DATA

                                                     For The Year Ended Septmeber 30,
                                      -------------------------------------------------------
                                         2002       2001       2000        1999         1998
                                      ----------  ---------  -------     --------    --------
Return on average assets                0.54%       0.58%       0.52%       0.41%       0.23%
Return on average stockholders'
     equity*                            6.12%       6.95%       6.40%       4.98%       2.77%
Equity to assets ratio*                 9.79%       9.37%       8.18%       8.08%       8.58%
Dividend payout ratio                  20.78%      16.52%      19.53%      25.29%      44.53%

-------------------
* Includes common stock subject to put obligation.

     The following table set forth certain information relating to the Company's average balance sheets, including interest earning assets, interest bearing liabilities and net interest margin.



                                                                       Year Ended September 30,
                                                ---------------------------------------------------------------------
                                                          2002                   2001                   2000
                                                ---------------------  ----------------------  ----------------------
                                                 Average     Yield or    Average    Yield or    Average     Yield or
                                                  Balance       Rate      Balance      Rate      Balance      Rate
                                                  -------       ----      -------      ----      -------      ----
                                                                        (Dollars in Thousands)
ASSETS
Federal funds and interest-bearing deposits        $  2,971     1.81%    $   2,984     4.88%      $ 2,195      5.67%
Investments securities held to maturity (1)           1,790     6.60%        2,920     6.46%        5,180      6.19%
Investment securities available for sale             54,728     4.48%       44,650     6.15%       36,025      6.53%
Loans (2)                                            39,452     8.61%       45,106     8.96%       44,986      8.58%
                                                   --------    ------     --------     ----        ------      ----
     Total interest earning assets                   98,941     6.10%       95,570     7.50%       88,386      7.54%
Loan loss allowances                                   (384)                  (362)                  (285)
Non-interest-earning assets                           7,604                  7,403                  8,079
                                                  ---------              ---------                -------
     Total assets                                  $106,161               $102,611                $96,180
                                                    =======                =======                 ======

LIABILITIES AND STOCKHOLDERS'EQUITY

Interest-bearing deposits                          $ 77,224     2.31%     $ 77,444     3.72%      $74,954      3.78%
FHLB advances                                        17,997     5.01%       14,950     5.65%       11,836      5.89%
                                                   --------     ----       -------     ----        ------      ----
     Total interest-bearing liabilities              95,397     2.82%       92,394     4.04%       86,790      4.06%
Accrued interest on deposits                            176                    286                    285
Other liabilities                                     1,288                  1,342                  1,305
Stockholders' equity (4)                              9,300                  8,589                  7,800
                                                  ---------              ---------                -------
     Total liabilities and stockholders' equity    $106,161               $102,611                $96,180
                                                    =======                =======                 ======
Interest rate spread                                            3.28%                  3.46%                   3.48%
Net interest margin (3)                                         3.18%                  3.35%                   3.58%

----------------------------
(1)  Includes Federal Home Loan Bank stock.
(2)  Loan yields calculated using average balance of gross loans.
(3) Net interest income before loan loss provision divided by total average interest earning assets.
(4)  Includes common stock subject to put obligation.

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



                                                                Year Ended September 30,
                                      ------------------------------------------------------------------------------
                                                  2002 vs. 2001                            2001 vs. 2000
                                      --------------------------------------   -------------------------------------
                                           Increase (decrease) due to                Increase (decrease) due to
                                      --------------------------------------    ------------------------------------
                                      Volume         Rate           Total        Volume         Rate         Total
                                      ----------  -----------    ------------   ----------    ----------   ---------
Interest income:
     Loans                            $(498,218)   $(155,259)     $ (653,477)    $  10,425     $173,082     $183,507
     Mortgage-backed securities         623,075     (669,877)        (46,802)      245,518     (137,887)     107,631
     Investments                       (164,535)    (147,868)       (312,403)      152,732       (2,170)     150,562
     Other                                 (388)     (91,609)        (91,997)       42,900      (22,061)      20,839
                                     ----------  -----------    ------------      --------     --------     --------
         Total                          (40,066)  (1,064,613)     (1,104,679)      451,575       10,964      462,539
                                        -------   ----------      ----------       -------     --------      -------
     Interest expenses:
     Deposits                            (8,193)  (1,093,104)     (1,101,297)       99,313      (42,491)      56,822
     FHLB advances                      158,826     (103,088)         55,738       172,159      (23,202)     148,957
                                       --------    ---------    ------------       -------       ------      -------
         Total                          150,633   (1,196,192)     (1,045,559)      271,472      (65,693)     205,779
                                       --------   ----------      ----------       -------     --------      -------
Net interest income                   $(190,699) $   131,579    $    (59,120)     $180,103    $  76,657     $256,760
                                       ========   ==========     ===========       =======     ========      =======

The Stockholders and Board of Directors
CFS Bancshares, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of CFS Bancshares, Inc. and subsidiary (the Company) as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFS Bancshares, Inc. and subsidiary as of September 30, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.




                                                                    /s/ KPMG LLP


Birmingham, Alabama
December 6, 2002

                             CFS BANCSHARES, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                           September 30, 2002 and 2001


                                                                                     2002                 2001
                                                                                ------------------   ------------------
                     Assets
Cash and amounts due from depository institutions                            $       3,388,410            3,508,465
Federal funds sold and overnight deposits                                            3,812,060            2,610,541
                                                                               ------------------   ------------------
             Total cash and cash equivalents                                         7,200,470            6,119,006
Interest-earning deposits in other financial institutions                              149,353              163,142
Investment securities held to maturity (fair value of
    $727,656 and $1,244,186, respectively)                                             687,377            1,210,924
Investment securities available for sale, at fair value (cost of
    $55,547,713 and $46,448,236, respectively)                                      56,598,140           47,260,024
Federal Home Loan Bank stock                                                           947,500              747,500
Loans receivable, net                                                               36,549,291           41,109,567
Premises and equipment, net                                                          3,353,478            3,450,612
Real estate acquired by foreclosure, net                                               562,344              267,413
Accrued interest receivable on investment securities                                    51,039              146,704
Accrued interest receivable on mortgage-backed securities                              211,679              152,567
Accrued interest receivable on loans                                                   278,261              321,442
Other assets                                                                           310,480            2,379,392
                                                                               ------------------   ------------------
             Total assets                                                    $     106,899,412          103,328,293
                                                                               ==================   ==================
                   Liabilities and Stockholders' Equity
Liabilities:
    Interest-bearing deposits, including accrued interest                    $      76,037,079           76,945,341
    Advance payments by borrowers for taxes and insurance                              243,591              270,788
    Other liabilities                                                                1,155,340            1,262,817
    Employee stock ownership plan debt                                                  48,000               56,000
    Federal Home Loan Bank advances                                                 18,950,000           14,950,000
                                                                               ------------------   ------------------
             Total liabilities                                                      96,434,010           93,484,946
Common stock subject to put option (27,831 and 27,986 shares,
    respectively)                                                                    1,287,356            1,175,412
Stockholders' equity:
    Serial preferred stock; 300,000 shares authorized; none outstanding                     --                   --
    Common stock of $.01 par value; 700,000 shares authorized;
       139,220 shares issued and outstanding                                             1,392                1,392
    Additional paid-in capital                                                       1,451,545            1,446,846
    Retained earnings-substantially restricted                                       7,079,010            6,739,788
    Accumulated other comprehensive income                                             674,035              519,545
    Unearned common stock held by ESOP                                                 (27,936)             (39,636)
                                                                               ------------------   ------------------
             Total stockholders' equity                                              9,178,046            8,667,935
Commitments and contingencies
                                                                               ------------------   ------------------
             Total liabilities and stockholders' equity                      $     106,899,412          103,328,293
                                                                               ==================   ==================
See accompanying notes to consolidated financial statements.







                                                      CFS BANCSHARES, INC.
                                                         AND SUBSIDIARY
                                               Consolidated Statements of Operations
                                           Years ended September 30, 2002, 2001, and 2000


                                                                             2002              2001               2000
                                                                        ----------------  ----------------   ---------------
Interest income:
    Interest and fees on loans                                        $     3,440,165         4,093,642         3,910,135
    Interest and dividend income on investment securities                     384,757           697,160           546,598
    Interest income on mortgage-backed securities                           2,186,769         2,233,571         2,125,940
    Interest income on federal funds sold                                      49,525           100,462            58,876
    Other interest income                                                       4,336            45,396            66,143
                                                                        ----------------  ----------------   ---------------
            Total interest income                                           6,065,552         7,170,231         6,707,692
Interest expense:
    Interest on deposits                                                    1,783,260         2,884,557         2,827,735
    Interest on Federal Home Loan Bank advances                               901,077           845,339           696,382
                                                                        ----------------  ----------------   ---------------
            Total interest expense                                          2,684,337         3,729,896         3,524,117
                                                                        ----------------  ----------------   ---------------
            Net interest income                                             3,381,215         3,440,335         3,183,575
Provision for (recovery of) loan losses                                          --                --            (104,500)
                                                                        ----------------  ----------------   ---------------
            Net interest income after provision for (recovery of)           3,381,215         3,440,335         3,288,075
            loan losses                                                 ----------------  ----------------   ---------------
Other income:
    Service charges on deposit accounts                                       426,900           358,383           415,469
    Gains (losses) on sales and calls of investment securities                201,030           110,712            (6,125)
    Other                                                                      26,675            33,589            46,293
                                                                        ----------------  ----------------   ---------------
            Total other income                                                654,605           502,684           455,637
                                                                        ----------------  ----------------   ---------------
Other expense:
    Salaries and employee benefits                                          1,651,093         1,512,381         1,372,332
    Net occupancy expense                                                     141,158           130,828           120,853
    Federal insurance premiums                                                 43,572            48,972            56,786
    Data processing expenses                                                  219,482           215,450           208,665
    Professional services                                                     347,075           234,189           253,856
    Depreciation and amortization                                             168,721           243,035           281,325
    Advertising expense                                                        63,300            53,140            70,302
    Office supplies                                                            52,072            65,923            57,198
    Insurance expense                                                          44,143            69,546            66,061
    Other                                                                     445,453           467,350           480,840
                                                                        ----------------  ----------------   ---------------
            Total other expense                                             3,176,069         3,040,814         2,968,218
                                                                        ----------------  ----------------   ---------------
            Income before income taxes                                        859,751           902,205           775,494
Income tax expense                                                            290,247           311,873           276,174
                                                                        ----------------  ----------------   ---------------
         Net income                                                   $       569,504           590,332           499,320
                                                                        ================  ================   ===============
Basic earnings per share                                              $          4.17              4.58              3.67
Basic weighted average shares outstanding                                     136,616           128,846            99,035
Diluted earnings per share                                            $          4.09              4.58              3.40
Diluted weighted average shares outstanding                                   139,108           128,846           106,835
See accompanying notes to consolidated financial statements.

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY
               Consolidated Statements of Stockholders' Equity and
                              Comprehensive Income
                 Years ended September 30, 2002, 2001, and 2000


                                                                              Accumulated    Unearned
                                                                  Retained       other       common
                                                    Additional   earnings -   comprehensive   stock         Total
                                         Common      paid-in    substantially   income       held by    stockholders' Comprehensive
                                         stock       capital     restricted     (loss)        ESOP         equity         income
                                       -----------  -----------  -----------  ------------ ------------  -----------    -----------
Balance at September 30, 1999           $    1,300    1,308,760    6,069,948      (502,798)     (65,086)   6,812,124
   Net income                                   --           --      499,320            --           --      499,320     $  499,320
   Unrealized gain on investment
     securities available for sale, net         --           --           --        39,659           --       39,659         39,659
                                                                                                                          ----------
   Comprehensive income                                                                                                   $ 538,979
                                                                                                                          ==========
   Difference between fair value and
     cost of Employee Stock Ownership
     Plan shares committed to be
     released                                   --        4,698           --            --           --        4,698
Release of Employee Stock Ownership
     Plan shares                                --           --           --            --       13,850       13,850
Increase in fair value of common stock
     subject to put option                      --           --     (152,840)           --           --     (152,840)
Cash dividends declared($.75 per share)         --           --      (97,500)           --           --      (97,500)
                                        -----------  -----------  -----------  ------------ ------------  -----------
Balance at September 30, 2000           $    1,300    1,313,458    6,318,928      (463,139)     (51,236)   7,119,311
     Net income                                 --           --      590,332            --           --      590,332     $  590,332
     Unrealized gain on investment
       securities available for
       sale, net                                --           --           --       982,684           --      982,684        982,684
                                                                                                                        -----------
     Comprehensive income                                                                                               $ 1,573,016
                                                                                                                        ===========
     Exercise of stock options                  92      128,988           --            --           --      129,080
     Difference between fair value
       and cost of Employee Stock
       Ownership Plan shares committed
       to be released                                   --        4,400           --            --           --        4,400
     Release of Employee Stock Ownership
       Plan shares                              --           --           --            --       11,600       11,600
     Increase in fair value of
       common stock subject to put
       option                                   --           --      (71,972)           --           --      (71,972)
     Cash dividends declared
       ($.75 per share)                         --           --      (97,500)           --           --      (97,500)
                                       -----------  -----------  -----------  ------------ ------------  -----------
Balance at September 30, 2001           $    1,392    1,446,846    6,739,788       519,545      (39,636)   8,667,935
     Net income                                 --           --      569,504            --           --      569,504     $  569,504
     Unrealized gain on investment
       securities available for
       sale, net                                --           --           --       154,490           --      154,490        154,490
                                                                                                                        -----------
     Comprehensive income                                                                                                $  723,994
                                                                                                                        ===========
     Difference between fair value
       and cost of Employee
       Stock Ownership Plan shares
       committed to be released                 --        4,699           --            --           --        4,699
     Release of Employee Stock
       Ownership Plan shares                    --           --           --            --       11,700       11,700
     Increase in fair value of common
       stock subject to put option              --           --     (111,944)           --           --     (111,944)
     Cash dividends declared
       ($.85 per shares)                        --           --     (118,338)           --           --     (118,338)
                                       -----------  -----------  -----------  ------------ ------------  -----------
Balance at September 30, 2002           $    1,392    1,451,545    7,079,010       674,035      (27,936)   9,178,046
                                       ===========  ===========  ===========  ============ ============  ===========

See accompanying notes to consolidated financial statements.

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 Years ended September 30, 2002, 2001, and 2000



                                                                          2002                2001               2000
                                                                     ----------------   -----------------  -----------------
Cash flows from operating activities:
    Net income                                                     $       569,504             590,332            499,320
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Provision for (recovery of) loan losses                             --                  --             (104,500)
          Depreciation and amortization                                    168,721             243,035            281,325
          Net amortization of premium and accretion
            of discount on investment securities                           207,144              66,312             46,066
          Net accretion of deferred loan origination fees                  (80,709)            (86,827)           (50,188)
          Compensation expense recognized on
            ESOP shares allocation                                          16,399              16,000             18,548
          Loss (gain) on sale of investment securities
            available for sale, net                                       (205,674)            (14,201)             4,083
          Loss on sale of investment securities held to
            maturity, net                                                     --                  --                2,042
          (Gain) loss on call of investment securities
            available for sale, net                                          4,644             (96,511)                --
          Loss (gain) on sale of real estate acquired by foreclosure        30,909              (3,336)           (16,552)
          Decrease (increase) in accrued interest receivable                79,734              39,425            (50,683)
          Decrease (increase) in other assets                              366,627             (13,032)            529,765
          Increase in other liabilities                                   (194,378)            (14,944)          (256,599)
          Increase (decrease) in accrued interest on deposits              (60,770)           (139,819)            88,647
                                                                     ----------------   -----------------  -----------------
               Net cash provided by operating activities                   902,151             586,434            991,274
                                                                     ----------------   -----------------  -----------------

                      CFS BANCSHARES, INC.
                         AND SUBSIDIARY
              Consolidated Statements of Cash Flows
         Years ended September 30, 2002, 2001, and 2000


                                                                           2002              2001              2000
                                                                     ----------------  ----------------   ---------------
Cash flows from investing activities:
    Decrease (increase) in interest-earning deposits in other
       finanial institutions                                              $     13,789            --            (1,618)
    Proceeds from sale of investment securities held to maturity                  --              --            81,232
    Proceeds from principal collected on mortgage-backed securities
       and collateralized mortgage obligations held to maturity                520,165       2,313,993       1,305,991
    Proceeds from sale of investment securities available for sale           8,883,303       2,031,020       1,309,941
    Proceeds from maturity or call of investment securities
       available for sale                                                         --         4,840,000         146,336
    Purchases of investment securities available for sale                  (26,028,941)    (16,979,474)     (1,897,478)
    Purchases of mortgage-backed securities available for sale                    --        (2,149,526)     (8,646,922)
    Proceeds from principal collected on mortgage-backed securities
       and collateralized mortgage obligations available for sale            9,748,466       4,116,000       3,340,701
    Purchase of Federal Home Loan Bank stock                                  (200,000)           --          (155,000)
    Net change in loans                                                      4,160,834       6,971,492      (4,638,190)
    Proceeds from sale of premises and equipment                                  --              --             1,782
    Purchases of premises and equipment                                        (71,587)        (48,811)        (56,510)
    Proceeds from sale of real estate acquired by foreclosure                  175,835          65,969          57,346
    Improvements to real estate acquired by foreclosure                        (21,524)           --            (3,761)
                                                                          ------------    ------------    ------------
            Net cash provided by (used in) investing activities             (2,819,660)      1,160,663      (9,156,150)
                                                                          ------------    ------------    ------------
Cash flows from financing activities:
    Net increase (decrease) in interest-bearing deposits                      (847,492)        750,719       1,065,471
    Cash dividends                                                            (118,338)        (97,500)        (97,500)
    Increase (decrease) in advance payments by
       borrowers for taxes and insurance                                       (27,197)          3,255           9,809
    Net proceeds from Federal Home Loan Bank advances                        4,000,000            --         3,100,000
    Repayment of ESOP debt                                                      (8,000)         (8,000)         (8,000)
    Proceeds from exercise of stock options                                       --           129,080            --
                                                                          ------------    ------------    ------------
            Net cash provided by financing activities                        2,998,973         777,554       4,069,780
                                                                          ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                         1,081,464       2,524,651      (4,095,096)
Cash and cash equivalents, beginning of year                                 6,119,006       3,594,355       7,689,451
                                                                          ------------    ------------    ------------
Cash and cash equivalents, end of year                                    $  7,200,470       6,119,006       3,594,355
                                                                          ============    ============    ============
Supplemental information on cash payments:
    Interest paid                                                         $  2,745,107       3,869,715       3,435,470
    Income taxes paid                                                     $    370,924         374,205         337,500
Supplemental information on noncash investing and financing activities:
    Loans transferred to real estate acquired by foreclosure              $    480,151         243,809          75,998
    Change in fair value of common stock subject to put option            $    111,944          71,972         152,840
See accompanying notes to consolidated financial statements

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000





(1)  Summary of Significant Accounting Policies

     CFS Bancshares, Inc. is a holding company for Citizens Federal Savings Bank (the Bank) and the Bank's wholly-owned subsidiary, Citizens Service Corporation (collectively the Company). The Bank is a federally chartered stock savings bank regulated by the Office of Thrift Supervision (OTS) and certain other federal agencies. The Bank provides a full range of banking services to customers through its offices in Birmingham and Eutaw, Alabama. The Bank is subject to competition from other financial institutions in the market in which it operates. The following is a description of the more significant accounting and reporting policies that the Company follows in preparing and presenting its consolidated financial statements:

(a)  Basis of Presentation

     The  consolidated   financial   statements  include  the  accounts  of  CFS
     Bancshares,   Inc.  and  its  subsidiary.  All  intercompany  accounts  and transactions have been eliminated in consolidation.

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

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future changes to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

(b)  Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, amounts due from depository institutions and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

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

                                                                     (Continued)
                                       42

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000



     losses, net of the related income tax effects, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

     A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

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

(d)  Loans and Interest Income

     Loans receivable are stated at their unpaid principal balance less the undisbursed portion of loans in process, unearned interest income, and an allowance for loan losses. Interest income on loans is recorded using the level-yield method. It is the general policy of the Bank to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more or the ultimate collection of either is in doubt. Unearned discount on loans purchased is accreted to income over the remaining life of the loans purchased using the level-yield method.

     At September 30, 2002, approximately 25% of the Bank's loan portfolio consists of mortgage loans to churches. The Bank's exposure to credit loss in the event of nonperformance by the parties to the church loans is represented by the contractual amounts of these instruments.

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

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000





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

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000



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

(l)  Recently Issued Accounting Standards

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, or as described below, FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of Statement 141 in 2001 and Statement 142 effective October 1, 2002. The Company does not currently have any goodwill or other intangibles capitalized on its consolidated balance sheet.

     In July 2001, the FASB issued Statement 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, an entity must capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted

                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000




     to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provisions of Statement 143 for fiscal years beginning after June 15, 2002. The Company currently does not expect the adoption of Statement 143 to have a material impact on its consolidated financial statements.

     In July 2001, the Office of the Chief Accountant and the Division of Corporation Finance of the Securities and Exchange Commission (the Commission) released Staff Accounting Bulletin No. 102, (SAB 102), Selected Loan Loss Allowance Methodology and Documentation Issues, which provides certain views of the Commission staff on the development, documentation, and application of a systematic loan loss allowance methodology. SAB 102 does not change any of the accounting profession's existing rules of accounting for loan loss provisions or allowances. Rather, SAB 102 draws upon existing guidance, in Commission rules and interpretations, generally accepted accounting principles, and generally accepted auditing standards, and explains certain views of the Commission staff on applying existing guidance related to loan allowance methodologies and supporting documentation. SAB 102 was effective immediately. SAB 102 has not had a significant impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued Statement 144, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting and Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

     The Company adopted Statement 144 for the quarter ending December 31, 2001. The adoption of Statement 144 did not have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Adoption of Statement 144 has not had a material impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, SFAS No. 44, Accounting for Intangible

                                                                     (Continued)
                                       46

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000




     Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The rescissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of related income tax effect, and are effective for fiscal years beginning after May 15, 2002. This statement also amends SFAS No. 13, Accounting for Leases, and requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback. This amendment is effective for transactions occurring after May 15, 2002. Finally, this statement amends several pronouncements to make technical corrections to existing authoritative pronouncements. The Company does not expect this statement to have a material impact on its consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on its consolidated financial statements.

     In October 2002, the FASB issued SFAS No. 147, which removes acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation No. 9, Applying APB Opinions 16 and 17, When a Savings and Loan or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. These types of transactions are now accounted for under SFAS No. 141 and 142. In addition, this statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of this statement were effective October 1, 2002. This statement did not have a material impact on the Company's consolidated financial statements.

(2)  Acquisition

     Effective May 30, 2002, the Company entered into an agreement and plan of merger with Citizens Trust Bank (CTB). Under the terms of the merger agreement, each share of Company common stock will be converted into the right to receive $64.62, subject to certain adjustments that are dependent upon when the merger is completed. CTB will be the surviving entity.

(3)  Cash and Amounts due From Depository Institutions

     The Bank is required to maintain certain daily reserve balances in accordance with the Federal Reserve Board requirements. The Bank's applicable cash and cash equivalents exceeded the required balances of approximately $25,000 at September 30, 2002 and 2001.

                                                                     (Continued)
                                       47

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000





(4)  Investment Securities

     The amortized cost and approximate fair value of investment securities held to maturity at September 30, 2002 and 2001 were as follows:


                                                   2002                                   2001
                                    ------------------------------------   ------------------------------------
                                    Amortized cost           Fair           Amortized cost          Fair
                                                             value                                  value
                                    ----------------    ----------------   -----------------   ----------------

     Mortgage-backed securities  $           687,377             727,656            893,349             924,957
     Collateralized mortgage
          obligations                             --                  --            317,575             319,229
                                    ----------------    ----------------   -----------------   ----------------

                                 $           687,377             727,656          1,210,924           1,244,186
                                    ================    ================   =================   ================


     The amortized cost and approximate fair value of investment securities available for sale at September 30, 2002 and 2001 were as follows:


                                                   2002                                   2001
                                    ------------------------------------   ------------------------------------
                                    Amortized cost           Fair           Amortized cost          Fair
                                                             value                                  value
                                    ----------------    ----------------   -----------------   ----------------

     U.S. Treasury and U.S.
       Government agencies       $         2,973,417           3,221,722          7,665,279           7,999,142
     Equity securities                     9,169,640           9,172,733          5,877,375           5,875,380
     Mortgage-backed securities           28,114,561          28,848,874         15,918,309          16,185,096
     Collateralized mortgage
         obligations                      15,290,095          15,354,811         16,987,273          17,200,406
                                    ----------------    ----------------   -----------------   ----------------

                                 $        55,547,713          56,598,140         46,448,236          47,260,024
                                    ================    ================   =================   ================

     The gross unrealized gains and losses of investment securities held to maturity at September 30, 2002 and 2001 were as follows:


                                                  2002                                    2001
                                   ------------------------------------    ------------------------------------
                                        Gross               Gross               Gross               Gross
                                     unrealized          unrealized          unrealized          unrealized
                                        gains              losses               gains              losses
                                   ----------------    ----------------    ----------------    ----------------

     Mortgage-backed securities $            40,279                  --              31,608                  --
     Collateralized mortgage
        obligations                              --                  --               1,654                  --
                                   ----------------    ----------------    ----------------    ----------------

                                $            40,279                  --              33,262                  --
                                   ================    ================    ================    ================

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000


     The gross unrealized gains and losses of investment securities available for sale at September 30, 2002 and 2001 were as follows:


                                                  2002                                    2001
                                   ------------------------------------    ------------------------------------
                                        Gross               Gross               Gross               Gross
                                     unrealized          unrealized          unrealized          unrealized
                                        gains              losses               gains              losses
                                   ----------------    ----------------    ----------------    ----------------

     U.S. Treasury and U.S.
        Government agencies     $           248,304                  --             333,863                  --
     Equity securities                        3,094                  --                  --              (1,995)
     Mortgage-backed securities             734,313                  --             266,787                  --
     Collateralized mortgage
        obligations                          64,716                  --             255,264             (42,131)
                                   ----------------    ----------------    ----------------    ----------------

                                $         1,050,427                  --             855,914             (44,126)
                                   ================    ================    ================    ================


     The amortized cost and approximate fair value of debt investment securities available for sale at September 30, 2002, by contractual maturities are shown below. Actual maturities could differ from contractual maturities due to call or prepayment provisions.



                                                                                        Fair
                                                            Amortized cost              value
                                                          -------------------    -------------------

         Due from one to five years                    $         1,958,855              2,109,213
         Due from five to ten years                              1,014,562              1,112,509
         Equity securities                                       9,169,640              9,172,733
         Mortgage-backed securities and collateralized
           mortgage obligations                                 43,404,656             44,203,685
                                                          -------------------    -------------------

                                                       $        55,547,713             56,598,140
                                                          ===================    ===================


     Proceeds from sales of investment securities available for sale were $8,883,303, $2,031,020, and $1,305,941, for the years ended September 30,
     2002, 2001, and 2000, respectively. Gross gains of $205,674 and gross losses of $0 were realized on those sales for the year ended September 30, 2002. Gross gains of $17,872 and gross losses of $3,671 were realized on those sales for the year ended September 30, 2001. Gross losses of $4,083 were realized on those sales for the year ended September 30, 2000.

     Proceeds from sales of investment securities held to maturity were $81,232 for the year ended September 30, 2000. The amortized cost of the sold investment security held to maturity was $83,274 resulting in gross losses of $2,042 for the year ended September 30, 2000. The sale of the investment security held to maturity in 2000 occurred after the Bank collected over 85% of the principal outstanding. There were no investment securities held to maturity sold during 2002 or 2001.

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000





     Investment securities with amortized cost of $39,447,788 and $36,041,628 at September 30, 2002 and 2001, respectively, were pledged to secure public deposits as required by law and for other purposes. Additionally, in accordance with Office of Thrift Supervision regulations, the Bank is required to maintain a prudent amount of its withdrawable deposits and current borrowings in cash, U.S. Treasury obligations, or other approved investments that are readily convertible into cash.

(5)  Loans

     A summary of the components of the Company's net loans at September 30, 2002 and 2001 follows:

                                                                             2002                   2001
                                                                      -------------------    -------------------

Total loans                                                        $        37,804,698             43,135,399

Plus unearned premium on loans purchased                                            --                  4,726

Less:
    Unamortized loan origination fees                                         (491,352)              (548,387)
    Undisbursed portion of loans in process                                   (400,069)            (1,085,403)
    Allowance for loan losses                                                 (363,986)              (396,768)
                                                                      -------------------    -------------------

              Net loans                                            $        36,549,291             41,109,567
                                                                      ===================    ===================


     The composition of the total loan portfolio follows:

                                                                             2002                   2001
                                                                      -------------------    -------------------

     Residential real estate mortgage                              $        22,331,136             27,073,539
     Consumer installment                                                      764,393              1,050,227
     Non residential mortgage                                               14,556,474             14,708,972
     Commercial                                                                152,695                302,661
                                                                      -------------------    -------------------

              Total loans                                          $        37,804,698             43,135,399
                                                                      ===================    ===================


     A summary of the transactions in the allowance for loan losses for the years ended September 30, 2002, 2001, and 2000 follows:



                                                         2002                   2001                   2000
                                                  -------------------    -------------------    -------------------

     Balance at beginning of year              $           396,768                342,156                310,157
     Net charge-offs
        Gross charge-offs                                  (85,819)               (40,973)               (84,401)
        Gross recoveries                                    53,037                 95,585                220,900
     Provision for (recovery of) loan losses                    --                     --               (104,500)
                                                  -------------------    -------------------    -------------------

              Balance at end of year           $           363,986                396,768                342,156
                                                  ===================    ===================    ===================

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000







     Loans on which the accrual of interest had been discontinued amounted to $611,959 and $1,567,709 as of September 30, 2002 and 2001, respectively. If these loans had been current throughout their terms, interest income would have been increased by $42,574, $89,385, and $66,594 for 2002, 2001, and
     2000, respectively.

     Impaired loans at September 30, 2002 and 2001 totaled $109,551 and $248,979, respectively. The allowance amounts, which were $109,551 and $155,475 in 2002 and 2001, respectively, were primarily determined using the fair value of the related collateral. The average recorded investment in impaired loans for the years ended September 30, 2002, 2001, and 2000 was $192,731, $198,527, and $149,078, respectively. The interest income recognized on impaired loans for the years ended September 30, 2002, 2001, and 2000 was approximately $1,672, $0, and $85, respectively.

     During 2002, certain officers and directors of the Company, including their immediate families and companies with which they are associated, were loan customers of the Bank. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not present more than a normal credit risk. The following is a summary of activity during 2002 with respect to the aggregate loans to these individuals and their associates:

             Balance at September 30, 2001             $           627,484
               New loans                                            91,504
               Repayments                                         (114,582)
                                                          -------------------

             Balance at September 30, 2002             $           604,406
                                                          ===================


(6)  Premises and Equipment

     Premises and equipment at September 30, 2002 and 2001 are summarized as follows:



                                                                   2002                   2001
                                                            -------------------    -------------------

         Land                                            $           733,242                733,242
         Buildings and leasehold improvements                      3,065,540              3,052,339
         Furniture, fixtures and equipment                         2,275,149              2,216,763
                                                            -------------------    -------------------

                                                                   6,073,931              6,002,344

         Less accumulated depreciation                            (2,720,453)            (2,551,732)
                                                            -------------------    -------------------

                                                         $         3,353,478              3,450,612
                                                            ===================    ===================


(7)  Real Estate Acquired by Foreclosure

     Real estate acquired by foreclosure, net, as of September 30, 2002 and 2001 totaled $562,344 and $267,413, respectively. There were no transactions in the allowance for losses on real estate acquired by foreclosure in 2002, 2001, or 2000.

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000



(8)  Interest-Bearing Deposits

     At September 30, 2002 and 2001, the composition of interest-bearing deposits and applicable weighted average interest rates were as follows:

                                                                           2002                 2001
                                                                     -----------------    -----------------

NOW accounts (2002 - 0.43%, 2001 - 0.45%)                         $         9,161,202            9,015,368
Super NOW accounts (2002 - 1.00%, 2001- 2.00%)                              4,892,933            4,326,760
Passbook savings (2002 - 1.49%, 2001 - 2.49%)                              17,210,364           17,258,958
Time deposits:
    Certificates of deposit less than $100,000 (2002 - 3.16%,
      2001 - 4.58%)                                                        20,287,530           22,180,546
    Certificates of deposit greater than $100,000 (2002 - 2.25%,
      2001 - 3.98%)                                                        24,428,217           24,046,106
                                                                     -----------------    -----------------

              Total time deposits                                          44,715,747           46,226,652

Accrued interest on deposits                                                   56,833              117,603
                                                                     -----------------    -----------------

              Total deposits                                      $        76,037,079           76,945,341
                                                                     =================    =================


     Weighted average interest rates on deposit accounts were as follows at September 30, 2002 and 2001:

                                                                    2002                   2001
                                                             -------------------    -------------------

     NOW and demand deposit accounts                                        0.43%                  0.45%
     Super NOW accounts                                                     1.00%                  2.00%
     Passbook savings accounts                                              1.49%                  2.49%
     Certificates of deposit less than $100,000                             3.16%                  4.58%
     Certificates of deposit greater than $100,000                          2.25%                  3.98%
                                                             -------------------    -------------------

              Total                                                         2.02%                  3.29%
                                                             ===================    ===================

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000



     Interest on deposits is summarized as follows:



                                               2002                   2001                   2000
                                        -------------------    -------------------    -------------------

       NOW accounts                  $            36,286                 59,672                 40,317
       Super NOW accounts                         59,651                 91,932                107,477
       Passbook savings                          265,146                419,823                416,499
       Time deposits                           1,422,177              2,313,130              2,263,442
                                        -------------------    -------------------    -------------------

                                     $         1,783,260              2,884,557              2,827,735
                                        ===================    ===================    ===================


     The amounts and maturities of time deposits at September 30, 2002 and 2001 are as follows:

                                                                    2002                   2001
                                                             -------------------    -------------------

     Within one year                                      $        38,620,922             40,109,012
     After one but within two years                                 3,076,192              3,544,087
     After two but within three years                               1,535,153              1,782,162
     After three but within four years                                888,120                468,071
     After four but within five years                                 538,193                296,651
     Greater than five years                                           57,167                 26,669
                                                             -------------------    -------------------

                                                          $        44,715,747             46,226,652
                                                             ===================    ===================

(9) Borrowed Funds

     The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at September 30, 2002:

                                        Fixed interest
Maturity date                                rate
-----------------------------------  ------------------

December 2002                               2.09%         $2,000,000
June 2003                                   3.20%          2,000,000
September 2004                              5.71%          5,000,000
June 2008                                   5.51%          4,200,000
January 2011                                5.05%          5,750,000
                                                          ----------

Total (weighted average rate of 4.57%)                    $18,950,000
                                                          ===========


At September 30, 2001, the advances were collateralized by a blanket pledge of first-mortgage residential loans. The June 2008 advance is callable in June 2003 and the January 2011 advance is callable in 2006.

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000



(10)   Income Taxes

       For the years ended September 30, 2002, 2001, and 2000, income tax expense (benefit) consists of the following:



                                               2002                   2001                   2000
                                        -------------------    -------------------    -------------------


       Current:                      $           309,089                386,657                274,210
           Federal                                35,824                 28,866                 19,219
           State                        -------------------    -------------------    -------------------

                                                 344,913                415,523                293,429


       Deferred:                                 (48,166)               (93,946)               (14,845)
           Federal                                (6,500)                (9,704)                (2,410)
           State                        -------------------    -------------------    -------------------

                                                 (54,666)              (103,650)               (17,255)
                                        -------------------    -------------------    -------------------

                                     $           290,247                311,873                276,174
                                        ===================    ===================    ===================


The income tax expense above represents an effective tax rate of 33.8%, 34.6%, and 35.6% for 2002, 2001, and 2000, respectively. The actual income tax expense for 2002, 2001, and 2000 differs from the "expected" income tax expense for those years which is computed by applying the U.S. Federal corporate income tax rate of 34% for 2002, 2001, and 2000 to income before income taxes as follows:



                                                        2002                2001                2000
                                                  -----------------   -----------------   -----------------

       Computed "expected" income tax expense  $           292,315             306,750             263,668
       State tax, net of federal effect                     19,354              12,647              11,095
       Dividends paid to ESOP                               (8,981)             (7,851)             (7,845)
       Other, net                                          (12,441)                327               9,256
                                                  -----------------   -----------------   -----------------

                                               $           290,247             311,873             276,174
                                                  =================   =================   =================

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002 and 2001 are presented below:

                                                                            2002                2001
                                                                      -----------------   -----------------

Deferred tax assets:
    Loans - unearned loan fee income                               $             9,030              11,667
    Nonaccrual interest                                                        115,985             105,642
    Foreclosed property                                                        118,960              43,794
    Prepaid expenses and accruals                                               14,102              11,018
    Other                                                                       27,319               1,586
                                                                      -----------------   -----------------

                                                                               285,396             173,707
                                                                      -----------------   -----------------

Deferred tax liabilities:
    Unrealized gain on investment securities available for sale                370,208             292,243
    Loans - allowance for loan losses                                           98,981              41,960
    FHLB stock                                                                  40,942              40,942
                                                                      -----------------   -----------------

                                                                               510,131             375,145
                                                                      -----------------   -----------------

              Net deferred tax (liability) asset                   $          (224,735)           (201,438)

                                                                      =================   =================


     Management believes results of future operations will generate sufficient taxable income and resulting tax liabilities to realize the deferred tax assets. There was no valuation allowance at September 30, 2002 or 2001, or any change in the valuation allowance during the years ended September 30, 2002, 2001, or 2000.

(11) Employee Benefit Plans

     The Company sponsors an Employee Stock Ownership Plan (ESOP). The ESOP is available to all employees who have met certain age and service requirements. Contributions to the plan are determined by the board of directors, based on a percentage of the total payroll and certain limitations as to the deductibility for tax purposes. The Company intends to make contributions to the ESOP that, when combined with dividends on unallocated shares, are sufficient to fund interest and principal payments on the ESOP debt. The ESOP has borrowed funds on three occasions to purchase shares of common stock of the Company for the benefit of the ESOP participants.

     The common stock of the Company acquired by the ESOP is held as collateral for the loans. As of September 30, 2002, the ESOP holds 31,063 shares (22.31%) of the Company's outstanding stock, of which 27,831 shares have been allocated to the participants. The Company makes contributions to the ESOP, which are used to make loan interest and principal payments. Shares are released and allocated to the participants' prorata with the paydowns on the ESOP debt. All dividends paid on allocated and unallocated shares are used to reduce interest expense related to the ESOP debt.

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000


The first ESOP loan (1989 loan) was paid off as of September 30, 1999. The second ESOP loan (1995 loan) was paid off as of September 30, 1999. The third ESOP loan (1998 loan) is repayable in monthly installments of interest at the prime rate and annual installments of principal in the amount of $8,000. The loan originated on March 9, 1998 to purchase 4005 shares (1998 shares). The principal outstanding at September 30, 2002 and 2001 was $48,000 and $56,000, respectively. Unearned shares at year-end 2002 and 2001 totaled 2,171 and 2,571 with fair values of $99,866 and $107,982, respectively.

Contributions to fund the installments on the 1989 loan have been recorded as compensation expense. The fair value of the committed-to-be-released 1995 and 1998 shares are also reported as compensation expense. Such shares totaled 400 in each of the years 2002, 2001, and 2000. The related compensation expense was $16,399, $16,000 and $18,548 in 2002, 2001, and 2000, respectively.

Under the terms of the ESOP, withdrawing participants that have either reached retirement or otherwise have been separated from service for five years can liquidate their investment in the Company's common stock at its fair value by selling the stock to the Company or the ESOP. The Company may repurchase the shares in 20% increments annually over a five-year period.

The Bank also sponsors a 401(k) retirement plan (401(k)). The 401(k) is a trusteed, salary reduction plan which is available to all employees who have completed one year of service and have attained the age of 21. 401(k) participants may elect to defer a percentage of their compensation each year up to a certain dollar limit established by law. The Bank's management may make a discretionary matching contribution equal to a percentage of the amount of salary reduction 401(k) participants elected to defer. Such discretionary contributions for the years ended September 30, 2002, 2001 and 2000 were $31,473, $28,030, and $28,536, respectively. The Bank also provides major medical and dental coverage funded through pre-tax withholdings from the participants.

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000


(12) Earnings per Share

     Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended September 30, 2002, 2001, and 2000. The effect of the increase in the fair value during the year ended September 30, 2000 of the allocated ESOP shares outstanding at October 1, 1999 and the effect of the assumed exercise of all put options on the weighted average shares outstanding for the year ended September 30, 2000 have been included in the 2000 earnings per share calculation because the effects were dilutive. Such effects were anti-dilutive for the years ended September 30, 2002 and 2001 and have, therefore, been excluded from the respective earnings per share calculations.


                                                        2002                2001                2000
                                                   ----------------    ----------------   -----------------

Numerator:
    Net income                                  $           569,504             590,332            499,320
    Increase in fair value of put obligation                     --                  --           (135,800)
                                                   ----------------    ----------------   -----------------

              Numerator for basic and diluted
                net income available to
                common shareholders             $           569,504             590,332            363,520
                                                   ================    ================   =================

Denominator:
    Weighted average common shares outstanding  $           136,616             128,846            126,621
    Effect of assumed exercise of put option
      by withdrawing ESOP participants                           --                  --            (27,586)
                                                   ----------------    ----------------   -----------------

              Denominator for basic net
                income per common share         $           136,616             128,846             99,035
                                                   ================    ================   =================

                                                                     (Continued)
                                       57

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000



Denominator:

    Weighted average common shares outstanding              136,616             128,846            126,621
    Net effect of the assumed exercise of
      stock options-based on the treasury
      stock method using average market price
      during the year                                         2,492                  --              7,800
                                                   ----------------    ----------------   -----------------

    Weighted average diluted shares
      outstanding                                           139,108             128,846            134,421
    Effect of assumed exercise of put option
      by withdrawing ESOP participants                           --                  --            (27,586)
                                                   ----------------    ----------------   -----------------

    Denominator for diluted net income per
      share - adjusted weighted average
      shares and assumed conversions                        139,108             128,846            106,835
                                                   ================    ================   =================

Basic net income per common share:
Net income                                      $              4.17                4.58               3.94
Effect of increase in fair value of put
    obligation                                                   --                  --              (0.27)

                                                   ----------------    ----------------   -----------------

              Basic net income per common
                share                           $              4.17                4.58               3.67
                                                   ================    ================   =================

Diluted net income per common share:
Net income                                      $              4.09                4.58               3.71
Effect of increase in fair value of put
    obligation                                                   --                  --              (0.31)
                                                   ----------------    ----------------   -----------------

              Diluted net income per common
                share                           $              4.09                4.58               3.40
                                                   ================    ================   =================


                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000


(13) Comprehensive Income

     Presented below is a summary of other comprehensive income for the years ended September 30, 2002, 2001, and 2000:



                                                         2002               2001                2000
                                                   -----------------   ----------------    ----------------

Other comprehensive income before tax:
Unrealized holding gain on investment
    securities available for sale arising
    during the period, net                      $           442,421           1,646,154              57,884
Less: reclassification adjustment for gains
    (losses) on investment securities
    available for sale realized in net income               201,030             110,712              (4,083)
                                                   -----------------   ----------------    ----------------

              Other comprehensive income,
                before income taxes                         241,391           1,535,442              61,967
                                                   -----------------   ----------------    ----------------

Income tax expense (benefit) related to other
    comprehensive income:
Unrealized holding gain on investment
    securities available for sale arising
    during the period, net                                  159,272             592,615              20,838

Less: reclassification adjustment for gains
    (losses) on investment securities
    available for sale realized in net income                72,371              39,857              (1,470)
                                                   -----------------   ----------------    ----------------

Total income tax expense (benefit) related to
    other comprehensive income                               86,901             552,758              22,308
                                                   -----------------   ----------------    ----------------

              Other comprehensive income        $           154,490             982,684              39,659
                                                   =================   ================    ================


(14) Stockholders' Equity

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

                                                                     (Continued)
                                       59

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000




                                       Actual               For capital adequacy           Well capitalized
                                                                  purposes
                             ---------------------------  --------------------------  ---------------------------
                               Amount         Ratio         Amount         Ratio         Amount         Ratio
                             ------------  -------------  ------------  ------------  -------------  ------------

As of September 30, 2002:
Total capital
    (to risk weighted
    assets)                  $10,612,000      19.61%        4,330,000       8.00%       5,412,000       10.00%
Tier I capital
    (to risk weighted
    assets)                    9,788,000      18.08%        2,165,000       4.00%       3,247,000        6.00%
Tier I capital
    (to average assets)        9,788,000       9.25%        4,233,000       4.00%       5,291,000        5.00%

As of September 30, 2001:
Total capital
    (to risk weighted
    assets)                  $10,088,000      22.10%       3,645,000        8.00%       4,556,000       10.00%
Tier I capital
    (to risk weighted
    assets)                    9,147,000      20.10%       1,822,000        4.00%       2,734,000        6.00%
Tier I capital
    (to average assets)        9,147,000       9.00%       4,074,000        4.00%       5,093,000        5.00%


Savings institutions with more than a "normal" level of interest rate risk are required to maintain additional total capital. A savings institution with a greater than normal interest rate risk is required to deduct specified amounts from total capital, for purposes of determining its compliance with risk-based capital requirements. The Bank was in compliance with capital standards at September 30, 2002 and 2001.

Retained earnings at September 30, 2002 and 2001 include approximately $2,200,000 for which no provision for income tax has been made. This amount represents allocations of income to bad debt deductions for federal income tax purposes. If, in the future, this portion of retained earnings is used for any purpose other than to absorb tax bad debt losses, income taxes may be imposed at the then applicable rates. An additional $1,400,000 of retained earnings is also restricted at September 30, 2002 and 2001, as a result of the liquidation account established upon conversion to a stock company. No dividends may be paid to stockholders if such dividends would reduce the net worth of the Bank below the amount required by the liquidation account.

(15) Contingencies

     The Company is defending various lawsuits and claims arising out of the conduct of its business. While the ultimate results of these lawsuits and claims cannot be predicted with certainty, in the opinion of management, the ultimate disposition of these matters will not have a significant effect on the consolidated financial position or results of operations of the Company.

(16) Off-Balance-Sheet Financial Instruments

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

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000




The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2002 are as follows:

              Commitments to extend credit                $ 1,472,050
              Commitments to fund lines of credit                  --
                                                           ------------

                                                          $ 1,472,050
                                                           ============


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

(17) Stock Option Plan

     In 1991, under the terms of the Company's incentive stock option plan, the Company granted 12,000 common stock options to officers and key employees. All options were exercisable through August 1, 2001. The exercise price for the options was $14 per share. On August 1, 2001, 9,220 options were exercised and 2,780 expired. Under a new stock option plan, the Company granted 10,450 common stock options in 2001 with an exercise price of $18.50 per share to directors and certain key employees. All option issued in 2001 are outstanding and exercisable at September 30, 2002. The proforma impact of these options on the Company's net income and earnings per share using the fair value method prescribed by FASB Statement No. 123, Accounting for Stock Based Compensation, was inconsequential for all years presented.

(18)   Fair Value of Financial Instruments

     The following table provides fair values of the Company's financial instruments at September 30, 2002 and 2001. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. The assumptions used in the estimation of the fair value of the Company's financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using

                                                                     (Continued)
                                       61

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000


     discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

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

                                                                     (Continued)
                                       62

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000



       FHLB Advances and ESOP Debt -- Fair value has been determined using discounted cash flows. The discount rate used is based on estimated current rates for advances with similar maturities.



                                                    2002                                      2001
                                      --------------------------------------    --------------------------------------
                                        Carrying amount      Estimated fair      Carrying amount      Estimated fair
                                                                 value                                     value
                                      ------------------   -----------------    -----------------   ------------------

Financial assets:
    Cash and cash equivalents    $         7,200,470            7,200,470            6,119,006           6,119,006
    Interest-earning deposits
      in other banks                         149,353              149,353              163,142             163,142
    Investment securities                 57,285,517           57,325,796           48,470,948          48,504,210

    Federal Home Loan Bank stock             947,500              947,500              747,500             747,500
    Loans receivable, net                 36,549,291           38,765,000           41,109,567          43,587,000
    Accrued interest receivable              540,979              540,979              620,713             620,713

Financial liabilities:
    Deposits, including accrued
      interest payable                    76,037,079           76,974,000           76,945,341          75,020,000
    FHLB advances                         18,950,000           20,468,635           14,950,000          15,758,235
    ESOP debt                                 48,000               48,000               56,000              56,000


(19) Dividends From Subsidiary

     Dividends paid by the subsidiary bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. At September 30, 2002, the Bank could have declared dividends of approximately $4,035,000 without prior approval of regulatory authorities; however, the Bank would be required to submit a notice of such dividends to the Office of Thrift Supervision.

                                                                     (Continued)
                                       63

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000




20) Parent Company Financial Information

     The condensed financial information for CFS Bancshares, Inc. (Parent Company Only) is presented as follows:



                              (Parent Company Only)
                            Condensed Balance Sheets
                           September 30, 2002 and 2001
      --------------------------------------------------------------------------------------------------------------------
                                     Assets                                            2002                   2001
                                                                                -------------------    -------------------

      Cash                                                                   $            36,163                176,549
      Investment in subsidiary Bank                                                   10,515,744              9,722,798
      Income tax receivable                                                              102,346                     --
                                                                                -------------------    -------------------

                    Total assets                                             $        10,654,253              9,899,347
                                                                                ===================    ===================

                                   Liabilities

      Note payable (ESOP debt)                                               $            48,000                 56,000
      Other liabilities                                                                  140,851                     --
                                                                                -------------------    -------------------

                    Total liabilities                                                    188,851                 56,000
                                                                                -------------------    -------------------

      Common stock subject to put option                                               1,287,356              1,175,412

                              Stockholders' Equity

      Serial preferred stock                                                                  --                     --
      Common stock                                                                         1,392                  1,392
      Additional paid-in capital                                                       1,451,545              1,446,846
      Retained earnings                                                                7,079,010              6,739,788
      Accumulated other comprehensive income                                             674,035                519,545
      Unearned common stock held by ESOP                                                 (27,936)               (39,636)
                                                                                -------------------    -------------------

                    Total stockholders' equity                                         9,178,046              8,667,935
                                                                                -------------------    -------------------

                    Total liabilities and stockholders' equity               $        10,654,253              9,899,347
                                                                                ===================    ===================


                                                                     (Continued)

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000




                              (Parent Company Only)
                       Condensed Statements of Operations
             For the years ended September 30, 2002, 2001, and 2000
      -----------------------------------------------------------------------------------------------------------------------
                                                                   2002                   2001                   2000
                                                            -------------------    -------------------    -------------------

      Income:
          Cash dividends from Bank                       $            97,500                 97,500                 97,500
          Interest income                                                749                    358                    484
                                                            -------------------    -------------------    -------------------

                    Total income                                      98,249                 97,858                 97,984

      Miscellaneous expense                                          179,640                  7,160                 15,274
                                                            -------------------    -------------------    -------------------

          Earnings (loss) before equity in                           (81,391)                90,698                 82,710
            undistributed earnings of subsidiary
          Equity in undistributed earnings of subsidiary             650,895                499,634                416,610
                                                            -------------------    -------------------    -------------------

                    Net earnings                         $           569,504                590,332                499,320
                                                            ===================    ===================    ===================

                                                                     (Continued)
                                       65

                              CFS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000




                              (Parent Company Only)
                       Condensed Statements of Cash Flows
              For the years ended September 30, 2002, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                   2002                   2001                   2000
                                                            -------------------    -------------------    -------------------

       Cash flows from operating activities:
           Net earnings                                  $           569,504                590,332                499,320
           Adjustments to reconcile net earnings to net
             cash provided by operating activities:
             Equity in undistributed earnings of
               subsidiary                                           (650,895)              (499,634)              (416,610)

             Increase in other assets                               (102,346)                    --                     --

             Increase (decrease) in other liabilities                161,689                     --                (30,939)
                                                            -------------------    -------------------    -------------------

                     Net cash provided by (used in)
                       operating activities                          (22,048)                90,698                 51,771
                                                            -------------------    -------------------    -------------------

       Cash flows from financing activities:
           Cash dividends paid                                      (118,338)               (97,500)               (97,500)
           Proceeds from exercise of stock options                        --                129,080                     --
                                                            -------------------    -------------------    -------------------

                     Net cash provided by (used in)
                       financing activities                         (118,338)                31,580                (97,500)
                                                            -------------------    -------------------    -------------------

                     Net increase (decrease) in cash                (140,386)               122,278                (45,729)

       Cash, beginning of year                                       176,549                 54,271                100,000
                                                            -------------------    -------------------    -------------------

       Cash, end of year                                 $            36,163                176,549                 54,271
                                                            ===================    ===================    ===================


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Pursuant to regulations promulgated under the Exchange Act, the Company's directors and officers, and persons who own more than ten percent of the Common Stock, are required to file reports to report their ownership and changes in ownership in the Common Stock and to furnish the Company with copies of all such ownership reports that are filed. Based solely on its review of the copies of such reports received during the past fiscal year or with respect to the last fiscal year, the Company believes that all of its directors, officers and stockholders owning in excess of ten percent of the Common Stock timely complied with the reporting requirements, except as set forth below. Each of the Company's directors and officers inadvertently did not timely report the grant of a stock option to each of them. Each of the options was granted on October 25, 2001 and was subject to the receipt of stockholder approval, which was received on January 24, 2002. The option grants were reported late on Form 4s filed on December 20, 2002 for each of the directors and officers.

ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth the cash and noncash compensation for the last three fiscal years awarded to or earned by the Chief Executive Officer for his services to the Company and its subsidiaries, and to each other executive officer of the Company whose compensation earned during the year ended September 30, 2002 exceeded $100,000 for services rendered in all capacities to the Company and the Bank.



                                                     Annual Compensation                  Long-Term Compensation
                                         ----------------------------------------------------------------------------
                                                                                        Securities
------------------------                                             Other Annual       Underlying       All Other
Name and Principal         Fiscal Year      Salary        Bonus     Compensation(1)     Options(2)      Compensation
Position                  -------------  -------------  ---------  -----------------  ---------------  --------------
------------------------

Bunny Stokes, Jr.             2002         $136,962     $81,600    $       --               2,500          $9,306(3)
  Chief Executive             2001          130,754      11,600            --                  --           8,922
Officer                       2000          125,127      10,600            --                  --          29,584

Cynthia N. Day                2002         $107,033     $35,700            --               2,000           8,111(4)
  Chief Operations            2001           98,367       8,500            --                  --           6,550
Officer                       2000           78,155       7,500            --                  --          17,467

W. Kent McGriff               2002          $85,154     $35,700            --               1,000           7,090(5)
  Chief Financial             2001           78,999       8,500            --                  --           6,226
Officer                       2000           68,075       6,500            --                  --          17,155

---------------
(1) Other annual compensation does not include amounts attributable to other miscellaneous benefits received by the executive officers. The costs to the Company and the Bank of providing such benefits to each executive officer during fiscal 2002 did not exceed 10% of the total salary and bonus paid to or accrued for the benefit of such individual executive officer.

(2) Consists of stock options granted pursuant to the 2001 Stock Option and Incentive Plan. The options were granted on October 25, 2001 subject to the receipt of stockholder approval, which was received on January 24, 2002. The options became fully exercisable upon the receipt of stockholder approval.

(3) Includes $4,797 representing the value of shares allocated to his account in the Bank's ESOP and $4,509 representing matching contributions by the Bank to Mr. Stokes' account in the Bank's 401(k) Plan.

(4) Includes $3,063 representing the value of shares allocated to her account in the Bank's ESOP and $5,048 representing matching contributions by the Bank to Ms. Day's account in the Bank's 401(k) Plan.

(5) Includes $2,876 representing the value of shares allocated to his account in the Bank's ESOP and $4,214 representing matching contributions.


     Existing Stock Options. The following table sets forth, with respect to each of the executive officers named in the above Summary Compensation Table, information with respect to stock options granted during the year ended September 30, 2002.


                                                                 Individual Grants
                          -------------------------------------------------------------------------------------------
                                                    Percent of Total
                                  Options           Options Granted to          Exercise
          Name                   Granted(1)            Employees(2)                Price             Expiration Date
------------------------  ---------------------  ----------------------  ---------------------  ---------------------

Bunny Stokes, Jr.                  2,500                23.9%                    $18.50            October 25, 2011
Cynthia N. Day                     2,000                19.1                     $18.50            October 25, 2011
W. Kent McGriff                    1,000                 9.6                     $18.50            October 25, 2011



---------------

(1)  None of the indicated awards were accompanied by stock appreciation rights.

(2) Percentage of options granted to all employees and directors during fiscal 2002.

(3) The exercise price was based on the fair market value of the common stock on the date of the grant.

     No options were exercised by executive officers during the year ended September 30, 2002. The following table sets forth, with respect to each of the executive officers named in the Summary Compensation Table, information with respect to the number of shares of common stock covered by options held at the end of the fiscal year and the value with respect thereto.



                                                                                       Value of Unexercised
                                           Number of Unexercised Options               In-The-Money Options
                                                At Fiscal Year-End                      At Fiscal Year-End
                                         -------------------------------------   -----------------------------------
Name                                       Exercisable/Unexercisable                  Exercisable/Unexercisable
                                         -------------------------------------   -----------------------------------

Bunny Stokes, Jr                                   2,500                --                $115,475            $0
Cynthia N. Day                                     2,000                --                  92,380            --
W. Kent McGriff                                    1,000                --                  46,190            --

---------------

(1) Difference between the merger price of $64.69 per share at September 30, 2002 and the exercise price of $18.50 per share.

     Employment Agreement. The Bank has entered into an employment agreement with Bunny Stokes, Jr., President of the Bank. The agreement also provides for an annual extension of the term of employment for an additional one-year period beyond the then effective expiration date subject to Board of Directors approval of the extension, unless Mr. Stokes gives written notice that the agreement will not be extended further. The agreement provides that Mr. Stokes will be entitled to participate in discretionary bonuses, customary fringe benefits, vacation and sick leave and disability payments as provided for other management personnel. The agreement will be terminated upon the death of the employee, by his voluntary termination, or by the Bank for "just cause" as defined in the agreement. If Mr. Stoke's employment is terminated without just cause, he would be entitled to a continuation of his salary for the remaining term of the agreement. Mr. Stokes' salary under the agreement at September 30, 2002 was $136,500.

     The employment agreement further provides that in the event of the involuntary termination of employment in connection with, or within six months after, any change in control of the Bank, or voluntary termination of employment in conjunction with, or within six months after, any change in control of the Bank which in either case has not been approved in advance by a two-thirds' vote of the full Board of Directors, Mr. Stokes will be paid within 30 days of such termination in one lump sum payment or, at his election, in periodic payments over the remaining term of the agreement, a sum equal to 2.99 times the average annual compensation he received during the five year period immediately prior to the date of change of control. "Control" generally refers to the acquisition by any person or entity of the ownership or power to vote more than 25% of the Bank's stock or the control of the election of a majority of the Bank's directors. The agreement also provides for a similar lump sum payment to be made in the event of his voluntary termination of employment following the occurrence of certain specified events following any change in control, whether approved by the Board of Directors or otherwise, including an assignment of duties and responsibilities other than those normally associated with his position, a diminishment of his authority or responsibility, failure to maintain benefit plans providing at least a comparable level of benefits presently afforded, requiring him to move his personal residence or perform his principal executive functions more than 35 miles from the Bank's current main office. If the pending merger was to be completed in 2002, such payment would be equal to $353,056 based upon Mr. Stokes' compensation during the past five years. Since the pending merger will not be completed until 2003, the actual severance amount to Mr. Stokes will be higher since it will include his compensation through December 31, 2002 as part of his five-year average. Completion of the pending merger will constitute a change in control.

     Change-in-Control Protective Agreements. The Bank entered into change-in-control protective agreements with Ms. Day and Mr. McGriff on December 14, 2000 (the "Change-in-Control Agreements"). Each of the Change-in-Control Agreements were for a period of three years, subject to an additional one-year extension on each annual anniversary date. In the event the executive (1) voluntarily terminates employment for any reason within 30 days following a change in control of the Company or the Bank, (2) voluntarily terminates employment within 90 days of a "good reason" event during the period beginning six months before the change in control and ending on the later of the first annual anniversary of the change in control or the expiration date of the Change-in-Control Agreement (the "Protective Period"), or (3) has his or her employment terminated by the Company, the Bank or their successors during the Protective Period for any reason other than just cause, then the executive will be entitled to severance benefits up to 2.99 times the average of his or her taxable income from the Company and the Bank during the last five calendar years.

     The pending merger will constitute a change in control under the Change-in-Control Agreements, and the executives will be entitled to receive severance benefits under such agreements. If the pending merger was to be completed in 2002, the severance payments would equal $220,088 for Ms. Day and $187,731 for Mr. McGriff, based on their compensation for the five years ended December 31, 2001. Since the pending merger will not be completed until 2003, the actual severance amounts to Ms. Day and Mr. McGriff will be higher because their five-year average compensation will include their compensation for calendar 2002.

     Director's Compensation. During the fiscal year ended September 30, 2002, each director was paid directors' fees of $4,500 for the year. Additional fees of $250 per meeting were paid for attendance at committee meetings. The Company's executive officers who also serve as directors received no directors fees during fiscal year 2002, and as a policy do not receive directors fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of September 30, 2002, we had 139,220 shares of common stock issued and outstanding. The following table sets forth information regarding the share ownership of:

     o each holder of more than 5% of our outstanding common stock, including our Employee Stock Ownership Plan,

     o each member of our Board of Directors and each executive officer who is not a director, and

     o all of our directors and executive officers as a group.


                                      Shares Beneficially
Name of Beneficial Owner                  Owned(1)(2)         Percent of Class
------------------------                  -----------         ----------------

                                            31,063(3)               22.3%
Citizens Federal Savings Bank
Employee Stock Ownership Plan
1700 Third Avenue North
Birmingham, Alabama 35203

State Farm Insurance Co.                    12,999                   9.3%
State Farm Plaza
Bloomington, Illinois 61701

Directors:
     Bunny Stokes, Jr                       27,886(4)                19.7%
     James W. Coleman                       12,300(5)               8.8%
     Cynthia N. Day                          3,621(6)                2.6%
     Dr. Ross E. Gardner                     6,866                   4.9%
     Rev. John T. Porter                       800                    .6%
     Odessa Woolfolk                           800                    .6%

Executive Officers:
     W. Kent McGriff                         5,115(7)                3.6%

Directors and executive officers            57,388(8)               38.9%
 as a group (7 persons)
-----------------------------

(1) Based upon filings made pursuant to the Securities Exchange Act of 1934, as amended, and information furnished by the respective individuals. Under regulations promulgated pursuant to the Exchange Act, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (a) voting power, which includes the power to vote or to direct the voting of the shares, or (b) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole (or shares with spouse or other immediate family members) voting and dispositive power with respect to the shares.

(2) Under applicable regulations, a person is deemed to have beneficial ownership of any shares of CFS Bancshares common stock which may be acquired within 60 days of the date shown pursuant to the exercise of outstanding stock options. Shares of CFS Bancshares common stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of CFS Bancshares common stock owned by any other person or group. The amounts set forth in the table include shares which may be received upon the exercise of stock options pursuant to CFS Bancshares' stock option plan as follows: for each of the four non-employee directors, 700 shares; for Mr. Stokes, 2,500 shares; for Ms. Day, 2,000 shares; for Mr. McGriff, 1,000 shares; and for all directors and executive officers as a group, 8,300 shares.


                                         (Footnotes continued on following page)

(3) Includes 27,831 shares allocated to ESOP participants, and 3,232 shares not yet allocated to participants. The participants are entitled to direct the voting of the allocated shares. The Trust Company of Sterne, Agee & Leach, Inc., the trustee of the ESOP, may be deemed to own beneficially the unallocated shares held by the ESOP. Allocated shares as to which the trustee does not receive timely voting directions from the participants and unallocated shares will be voted by the trustee as directed by the ESOP committee, consisting of Lett, Greene and Woolfolk. The committee will generally direct that these shares be voted in the same proportion as allocated shares are voted by participants, subject to the requirements of applicable law and applicable fiduciary duties.

(4) Includes 5,078 shares allocated to Mr. Stokes' ESOP account. Mr. Stokes' business address is 1700 Third Avenue North, Birmingham, Alabama 35203.

(5)  Mr. Coleman's address is Route 1, Box 287, Sawyerville, Alabama 36776.

(6)  Includes 1,621 shares allocated to Ms. Day's ESOP account.

(7)  Includes 2,557 shares allocated to Mr. McGriff's ESOP account.

(8) This total includes shares beneficially owned by all directors and executive officers listed in the table.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

         See the response to Item 11(a) above.

(c)  CHANGES IN CONTROL

     The Company and the Bank entered into an Agreement and Plan of Merger, dated May 30, 2002, with Citizens Bancshares Corporation and Citizens Trust Bank, pursuant to which the Company and the Bank will be acquired. Applications seeking regulatory approval have been filed with the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and are currently pending. On December 6, 2002, the staff of the Federal Reserve Board extended their processing period by an additional 30 days in order to complete their review of the financial and managerial aspects of the acquisition. On December 19, 2002, the Board of Directors of the Company approved an amendment to the Agreement and Plan of Merger, pursuant to which (1) the deadline for completing the merger was extended from December 31, 2002 to February 28, 2003, and (2) the merger price per share will be $64.97 if the merger is completed in January 2003 and $65.04 if the merger is completed in February 2003. We currently expect the merger to be completed in February 2003,assuming Citizens Bankshares obtains Federal Reserve Board approval.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank has followed the policy of offering loans to its officers, directors and employees for the financing of their personal residences. Applicable law requires that loans to directors, officers and 10% or greater stockholders and their affiliates must be approved by a disinterested majority of the board of directors if all such loans exceed the greater of 5% of capital and surplus, or $25,000. Such loans must also be made on terms substantially the same as offered in comparable transactions with non-affiliated persons. The Bank's loan policy complies with these requirements. During the year ended September 30, 2002, the Bank had no residential real estate loans or other loans outstanding to any officer or director with unpaid balances totaling in excess of $60,000.

                                     PART IV


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K


 (a) EXHIBITS - The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

     Exhibit 2.1 Agreement and Plan of Merger, dated May 30, 2002 (a)
     Exhibit 2.2 Amendment to Agreement and Plan of Merger
     Exhibit 3.1 Certificate of Incorporation of CFS Bancshares, Inc. (b)
     Exhibit 3.2 Bylaws of CFS Bancshares, Inc. (b)
     Exhibit 3.3 Amendment to Bylaws of CFS Bancshares, Inc.
     Exhibit 10.1 Employment Contract of President Bunny Stokes, Jr. (b)
     Exhibit 10.2 Change-in-Control Protective Agreement with Cynthia D. Nalls (now Cynthia Day)
     Exhibit 10.3 Change-in-Control Protective Agreement with W. Kent McGriff
     Exhibit 21 Subsidiaries of the Registrant

----------------

     (a) Incorporated by reference to the Company's Current Report on Form 8-K dated May 30, 2002 and filed with the Securities and Exchange Commission on May 31, 2002.

     (b) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

(b) REPORTS ON FORM 8-K - No current report on Form 8-K was filed during the last quarter of the fiscal year covered by this Form 10-KSB.




ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's manamgement including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could siginficantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specifed in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CFS BANCSHARES, INC.


Date: December 19, 2002       By:/s/ Bunny Stokes, Jr.
                                 -----------------------------------------------
                                 Bunny Stokes, Jr.
                                 Chairman, President and Chief Executive Officer (Duly Authorized Representative)


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:/s/ Bunny Stokes, Jr.                                 Date: December 19, 2002
   ----------------------------------------------
     Bunny Stokes, Jr.
     Principal Executive Officer and Director


By:/s/ W. Kent McGriff                                   Date: December 19, 2002
   ----------------------------------------------
     W. Kent McGriff
     Principal Financial and Accounting Officer


By:/s/ Rev. John T. Porter                               Date: December 19, 2002
   ----------------------------------------------
     Rev. John T. Porter, Director



By:/s/ Odessa Woolfolk                                   Date: December 19, 2002
   ----------------------------------------------
     Odessa Woolfolk, Director



By:/s/ James W. Coleman                                  Date: December 19, 2002
   ----------------------------------------------
     James W. Coleman, Director



By:/s/ Dr. Ross E. Gardner                               Date: December 19, 2002
   ----------------------------------------------
     Dr. Ross E. Gardner, Director


By:/s/ Cynthia N. Day                                    Date: December 19, 2002
   ----------------------------------------------
     Cynthia N. Day, Vice President and Director

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Bunny Stokes, Jr., President and Chief Executive Officer of CFS Bancshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of CFS Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 19, 2002                    /s/ Bunny Stokes, Jr.
                                           -------------------------------------
                                           Bunny Stokes, Jr.
                                           President and Chief Executive Officer

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, W. Kent McGriff, Executive Vice President and Chief Financial Officer of CFS Bancshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of CFS Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: December 19, 2002                      /s/ W. Kent McGriff
                                              ----------------------------------
                                              W. Kent McGriff
                                              Executive Vice President and Chief
                                                Financial Officer

                  CERTIFICATION PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

The undersigned executive officers of the registrant hereby certify that this Form 10-KSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material aspects, the financial condition and results of operations of the registrant.

                                        CFS Bancshares, Inc.

Dated:   December 19, 2002

                                        By:/s/ Bunny Stokes, Jr.
                                           -------------------------------------
                                           Bunny Stokes, Jr.
                                           President and Chief Executive Officer



                                        By:/s/ W. Kent McGriff
                                           -------------------------------------
                                           W. Kent McGriff
                                           Executive Vice President and Chief
                                               Financial Officer