Form 10QSB
period 2002-12-31
CFS BANCSHARES INC
filed 2003-02-14
CIK 1065215

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549
______________________________________________________________________________

                               Form 10-QSB


[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2002

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE EXCHANGE ACT

For the transition period from ____________ to ___________________.


Commission File Number: 0-24625


                            CFS Bancshares, Inc.
             __________________________________________________
             (Exact name of registrant as specified in charter)


        Delaware                                          63-1207881
_______________________________                      ____________________
(State or other jurisdiction of                          IRS Employer
incorporation  or organization)                      Identification Number


  1700 3rd Avenue North
  Birmingham, Alabama                                         35203
________________________                                     ________
(Address of principal                                        Zip Code
  executive office)

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

                             Yes  [X]  No  [ ]


                  Number of shares outstanding of common stock
                           as of December 31, 2002

$0.01 par value common stock                               139,220 shares
----------------------------                               --------------
          Class                                              Outstanding


Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]




                   CFS BANCSHARES, INC. AND SUBSIDIARY



                            TABLE OF CONTENTS



PART  I - FINANCIAL INFORMATION:                                    PAGE NO.

Item 1 - Financial Statements
Consolidated Balance Sheets at December 31, 2002
and September 30, 2002 (unaudited)                                     -3-

Consolidated Statements of Operations for the Three Months
Ended December 31, 2002 and 2001 (unaudited)                           -4-

Consolidated Statements of Cash Flows for the Three Months
Ended December 31, 2002 and 2001 (unaudited)                           -6-

Consolidated Statements of Comprehensive Income for the
Three Months Ended December 31, 2002 and 2001 (unaudited)              -8-

Notes to Consolidated Financial Statements                             -9-

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   -10-

Item 3 - Controls and Procedures                                      -13-

PART II - OTHER INFORMATION                                           -14-

SIGNATURES  AND CERTIFICATIONS                                        -15-

                    CFS Bancshares, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                                  December 31,    September 30,
                                                                      2002             2002
                   Assets                                             ----             ----
Cash and amounts due from depository institutions                $  4,107,161        3,388,410
Federal funds sold and overnight deposits                           2,095,793        3,812,060
                                                                    ---------        ---------
   Total cash and cash equivalents                                  6,202,954        7,200,470

Interest bearing deposits                                             149,353          149,353
Investment securities held to maturity (fair value of
  $687,438 and $727,656 respectively)                                 646,223          687,377
Investment securities available for sale, at fair value (cost of
  $60,750,141 and $55,547,713, respectively)                       61,939,747       56,598,140
Federal Home Loan Bank stock                                          947,500          947,500
Loans receivable, net of allowance                                 33,858,161       36,549,291
Premises and equipment, net                                         3,304,993        3,353,478
Real estate acquired by foreclosure                                   524,586          562,344
Accrued interest receivable on investment securities                  279,837          262,718
Accrued interest receivable on loans                                  247,415          278,261
Other assets                                                          469,007          310,480
                                                                  -----------      -----------
          Total assets                                           $108,569,776      106,899,412
                                                                  ===========      ===========
Liabilities and Stockholders' Equity
Interest-bearing deposits                                        $ 77,556,785       76,037,079
Advance payments by borrowers for taxes and insurance                  71,904          243,591
Other liabilities                                                   1,317,413        1,155,340
Employee stock ownership plan debt                                     48,000           48,000
FHLB advances                                                      18,950,000       18,950,000
                                                                   ----------       ----------
   Total liabilities                                               97,944,102       96,434,010

Common stock subject to put option (27,986 shares)                  1,287,356        1,287,356

Stockholders' equity:
Common stock                                                            1,392            1,392
Additional paid-in-capital                                          1,451,545        1,451,545
Retained earnings                                                   7,143,341        7,079,010
Accumulated other comprehensive income                                769,976          674,035
Unearned common stock held by ESOP                                    (27,936)         (27,936)
                                                                  -----------      -----------
   Total stockholders' equity                                       9,338,318        9,178,046
                                                                  -----------      -----------
          Total liabilities and stockholders' equity             $108,569,776      106,899,412
                                                                  ===========      ===========

See accompanying notes to consolidated financial statements.

                 CFS Bancshares, Inc. and Subsidiary
                Consolidated Statements of Operations
                             (Unaudited)

                                                                 Three Months Ended
                                                                    December 31,
                                                                 2002           2001
Interest Income:                                                -------        -------
Interest and fees on loans                                    $ 778,387        899,337
Interest and dividend income on investment securities            62,008        119,968
Interest income on mortgage-backed securities                   537,879        495,286
Other interest income                                            13,231         19,199
                                                              ---------      ---------
Total interest income                                         1,391,505      1,533,790

Interest on deposits                                            373,027        541,472
Interest on Federal Home Loan Bank advances                     233,587        208,804
                                                                -------        -------
Total interest expense                                          606,614        750,276

         Net interest income                                    784,891        783,514
Provision for loan losses                                             -            -
                                                                -------        -------
         Net interest income after provision for loan losses    784,891        783,514
                                                                -------        -------
Other Income:
Service charges on deposits                                     110,992         92,999
Gain on sale of assets                                            8,021              -
Gain on sale or call of securities available for sale             5,487        128,667
Other                                                             9,460          5,112
                                                                -------        -------
  Total other income                                            133,960        226,779

Other Expenses:
Salaries and employee benefits                                  364,005        359,257
Net occupancy expense                                            33,422         37,110
Federal insurance premium                                        11,996          7,960
Data processing expenses                                         55,276         54,124
Professional services                                           137,443         97,228
Depreciation and amortization                                    44,739         41,306
Advertising expense                                              26,615         13,836
Office supplies                                                  16,400         10,404
Insurance expense                                                14,056         18,399
Other                                                           118,624        108,768
                                                                -------        -------
 Total other expenses                                           822,576        748,393
                                                                -------        -------
Income before income taxes                                       96,275        261,900
Income tax expense                                               31,944         89,346
                                                                -------        -------
Net income                                                       64,331        172,554
                                                                =======        =======
Basic earnings per common share                                    0.47           1.27
                                                                =======        =======

See accompanying notes to consolidated financial statements.


                 CFS Bancshares, Inc. and Subsidiary
                Consolidated Statements of Operations
                             (Unaudited)

                                                                 Three Months Ended
                                                                    December 31,
                                                                 2002           2001
                                                                -------        -------
Basic average shares outstanding                                136,616        136,241
                                                                =======        =======
Diluted earnings per common share                                  0.45           1.27
                                                                =======        =======
Diluted average shares outstanding                              144,094        136,241
                                                                =======        =======
Dividends declared and paid
 per common share                                             $     -             0.85
                                                                =======        =======





See accompanying notes to consolidated financial statements.

















                     CFS Bancshares, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                (Unaudited)

                                                               Three Months Ended
                                                                   December 31,
                                                               2002           2001
Cash flows from operating activities:                          ----           ----
Net income                                                 $    64,331       172,554
Adjustments to reconcile net income to
 net cash provided by operating activities
  Depreciation and amortization                                 44,739        41,306
  Compensation expense recognized on ESOP allocation             4,200         4,200
  Net amortization of premium on investment securities         109,814        26,335
  Loss on charge off of premises and equipment                   6,600             -
  Gain on sale of investment securities available for sale      (5,487)     (128,667)
  Gain on sale of real estate acquired by foreclosure          (14,621)            -
  Decrease in accrued interest receivable                       13,727        69,835
  Decrease (increase) in other assets                         (152,370)      143,288
  Decrease in accrued interest on deposits                      (9,691)      (16,471)
  Increase (decrease) in other liabilities                     108,479       (54,305)
                                                               -------       -------
Net cash provided by (used in) operating activities            169,721       258,075
                                                               -------       -------
Cash flows from investing activities:
Purchase of investment securities available for sale       (12,958,674)   (8,172,739)
Purchase of FHLB stock                                               -      (200,000)
Net change in loans                                          2,691,130       290,115
Proceeds from sale of investment securities
 available for sale                                                  -     2,025,000
Proceeds from call of investment securities
 available for sale                                          1,000,000     1,840,000
Proceeds from principal collected on
 investment securities held to maturity                         40,419       237,874
Proceeds from principal collected on
 investment securities available for sale                    6,652,654     2,041,842
Proceeds from sale of real estate acquired by foreclosure       52,378             -
Purchase of premises and equipment                              (2,854)            -
                                                             ---------     ---------
  Net cash (used in) provided by investing activities       (2,524,947)   (1,937,908)
                                                             ---------     ---------

See accompanying notes to consolidated financial statements.


                     CFS Bancshares, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                (Unaudited)

                                                               Three Months Ended
                                                                   December 31,
                                                               2002           2001
                                                               ----           ----
Cash flows from financing activities:
Increase in interest bearing deposits                        1,529,397       298,541
Advances from FHLB                                                   -     4,000,000
Decrease in advance payments by
 borrowers for taxes and insurance                            (171,687)     (199,383)
Cash dividends                                                       -      (118,337)
                                                             ---------     ---------
   Net cash provided by financing activities                 1,357,710     3,980,821
                                                             ---------     ---------
Net increase in cash and cash equivalents                     (997,516)    2,300,988

Cash and cash equivalents at beginning of period             7,200,470     6,119,006
                                                             ---------     ---------
Cash and cash equivalents at end of period                   6,202,954     8,419,994
                                                             =========     =========
Supplemental information on cash payments:
  Interest paid                                            $   616,305       766,747
  Taxes paid                                               $   170,000             -

Supplemental information on noncash activities:
 Loans transferred to real estate acquired by foreclosure  $         -       177,676






See accompanying notes to consolidated financial statements.











                    CFS Bancshares, Inc. and Subsidiary
              Consolidated Statements of Comprehensive Income
                                (Unaudited)

                                                                    Three months ended
                                                                        December 31,
                                                                     2002        2001
                                                                    ------      ------
Net income                                                        $ 64,331      172,554

Other comprehensive income, before tax:
    Unrealized holding gain (loss) arising
      during the period                                            139,876     (346,071)
    Less reclassification adjustment for gain on
      securities available for sale                                  5,487      128,667
                                                                   -------      -------
          Total other comprehensive income (loss), before tax      198,720     (474,738)
                                                                   -------      -------
Income tax expense (benefit) related to other
 comprehensive income:
   Unrealized holding gain (loss) on available
     for sale securities                                            47,558     (117,664)
   Less reclassification adjustment for gains on
     securities available for sale                                   1,866       43,747
          Total income tax expense (benefit) related to            -------      -------
            other comprehensive income                              49,424     (161,411)
                                                                   -------      -------
          Total other comprehensive income (loss), net of tax       95,941     (313,327)
                                                                   -------      -------
          Total comprehensive income (loss)                       $160,272     (140,773)
                                                                  ========      =======










See accompanying notes to consolidated financial statements.

             CFS BANCSHARES, INC. AND SUBSIDIARY

         Notes to Consolidated Financial Statements
                         (Unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of financial position of the Company and the results of operations for the three month periods ended December 31, 2001 and 2002. The results contained in these statements are not necessarily indicative of the results that may be expected for the entire year.
For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2002.

2.   Reclassifications

Certain items in the 2001 consolidated financial statements have been reclassified to conform to current year classifications.

3.  Net Income per Share

Presented below is a summary of the components used to
calculate diluted earnings per share for the three months
ended December 31, 2002 and 2001.
                                                          Three months
                                                              ended
                                                           December 31,
                                                         2002        2001
                                                       --------   ---------
Weighted average common shares outstanding             136,616     136,241
Net effect of the assumed exercise of stock
 options based on the Treasury stock method
 using average market price for the quarter              7,478          --
                                                       ---------  ---------
Total weighted average common shares and
 potential common stock outstanding                    144,094     136,241
                                                       =======     =======
4.  Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities." This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated for fiscal years beginning after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial statements.

In October 2002, the FASB issued SFAS No. 147, which removes acquisition of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation No.
9, Applying APB Opinions 16 and 17, When a Savings and Loan or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. These types of transactions are now accounted for under SFAS No. 141 and 142. In addition, this statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions.
The provisions of this statement were effective October 1, 2002. This statement did not have a material impact on the Company's consolidated financial statements.

Management Discussion and Analysis

The Company and the Bank entered into an Agreement and Plan of Merger, dated May 30, 2002, with Citizens Bancshares Corporation and Citizens Trust Bank, pursuant to which CFS Bancshares, Inc. ("the Company") and Citizens Federal
Savings Bank ("the Bank") will be acquired. On December 19, 2002 the Board of Directors of the Company approved an amendment to the Agreement and Plan of Merger, pursuant to which (1) the deadline for completing the merger was extended from December 31, 2002 to February 28, 2003 and (2) the merger price per share was increased to $65.04 if the merger is completed in February 2003. The Board of Governors of the Federal Reserve Board, Citizens Bancshares principal federal regulator, has approved the merger. A meeting of the shareholders of the Company to approve the merger is scheduled for February 19, 2003. We expect the merger to be completed by February 28, 2003.

CFS Bancshares, Inc. has no significant assets other than the stock of Citizens Federal Savings Bank. For that reason, substantially all of the discussion in this Form 10-QSB relates to the operations of the Bank.

REVIEW OF RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended December 31, 2002 was $64,331, a decrease of $108,223 or 62.72% when compared to the three months ended December 31, 2001. The decrease in net earnings resulted primarily from a decrease in gains on sale of securities available for sale and an increase in expenses related to the pending merger with Citizens
Bancshares Corporation (see discussion above).

NET INTEREST INCOME

Net interest income is the difference between the interest and fees earned on loans, securities and other interest earning assets (interest income) and the interest paid on deposits and FHLB advances (interest expense). The Bank's deposits and a portion of its FHLB advances are primarily short term in nature and reprice faster than the Bank's interest earning assets, consisting mainly of loans and mortgage backed securities, which generally have longer maturities. The mix of the Bank's interest earning assets and deposits and FHLB advances along with the trend of market interest rates have a substantial impact on the change in net interest margin. The cost of the Bank's interest bearing liabilities decreased 71 basis points from 3.24% for the three month period ended December 31, 2001 to 2.53% during the three month period ended December 31, 2002, while the yield on interest earning assets decreased 86 basis points from 6.46% for the three month period ended December 31, 2001 to 5.60% for the comparable period in the current fiscal year. The decline in the yields on interest earning assets resulted from declines in the average balance of net loans receivable, as well as a decline in the average market interest rates between December 2001 and December 2002.

The decrease in the net interest spread of 15 basis points was offset by increases in the average balances of net interest earning assets when comparing the three month period ended December 31, 2002 to the three month period ended December 31, 2001. The Bank's net interest income increased by $1,377 or 0.18% from $783,514 for the three month period ended December 31, 2001 to $784,891 for the three month period in the current fiscal year.

OTHER INCOME

Other income decreased from $226,779 for the three month period ended December 31, 2001 to $133,960 for the comparable period in the current fiscal year. The decline resulted from a decrease in the gain on sale of investment securities available for sale. During the three month period ended December 31, 2001, the Bank sold fixed rate investment securities with a par balance of $2,000,000 for a net gain of $128,667. The Bank recognized gains on the call of investment securities during the three months ended December 31, 2002 of $5,487.

OTHER EXPENSE

The Bank's other expense increased by 9.91% or $74,183 from $748,393 for the three month period ended December 31, 2001 to $822,576 for the comparable period in the current year. Increases in professional services, advertising and other expense of $40,215, $12,779 and $9,856 respectively, were primarily responsible for the overall increase in operating expense for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. The increase in professional services is the result of expenses related to the pending merger (see discussion above). Advertising increased as the Bank sponosored a special media campaign during the three months ended December 31, 2002. The increase in other expense resulted from small increases in several expense items that comprise the other category.


REVIEW OF FINANCIAL CONDITION

Significant factors affecting the Bank's financial condition between September 30, 2002 and December 31, 2002 are detailed below:

Assets

Total assets increased $1,670,364 or 1.56% from $106,899,412 at September 30, 2002 to $108,569,776 at December 31, 2002.
Increases in investment securities available for sale of $5,341,607 were partially offset by decreases in net loans receivable of $2,691,130 and cash and cash equivalents of $997,516.

Liabilities

Total liabilities increased $1,510,092 or 5.17% between September 30, 2002 and December 31, 2002. The increase resulted from an increase in the Bank's interest bearing deposits of $1,519,706 or 2.00% from $76,037,079 at
September 30, 2002 to $77,556,785 at December 31, 2002.

Liquidity

The Bank's primary sources of liquidity are deposits, loan payments, maturing investment securities, principal and interest payments on investments, mortgage-backed securities and CMOs, and advances from the Federal Home Loan Bank of Atlanta. Additionally, the Bank has short-term investments that could be readily liquidated to meet funding requirements and also maintains lines of credit with two correspondent banks to meet any requirements caused by short-term fluctuations in liquidity needs. Management believes that the Bank's various sources of funds are adequate to meet its liquidity requirements in the ordinary course of business.

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

At December 31, 2002 the Bank had $972,320 in assets classified as substandard including assets acquired by foreclosure or repossession of $524,586, no assets classified as doubtful, and $118,247 in assets classified as loss. A specific loan loss allowance has been established for all loans classified as loss. At September 30, 2002 the Bank had $935,215 in assets classified as substandard including real estate acquired by foreclosure of $562,344, no assets classified as doubtful, and $109,551 in assets classified as loss.

The allowance for loan losses was $367,271 at December 31, 2002 and $363,986 at September 30, 2002. Management believes that the current allowance for loan losses is adequate to cover any potential future loan losses which exist in the loan portfolio, although there can be no assurance that further increases in the loan loss allowance will not be made as circumstances warrant.

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

Management recognizes that in making loans, credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan. Management's policy is to maintain an appropriate allowance for estimated losses on the portfolio as a whole. The allowances are based on estimates of the historical loan loss experience, evaluation of economic conditions and regular periodic reviews of the Company's loan portfolio. The Company's loan portfolio consists mostly of residential and non-residential real estate. Management believes that the effects of any reasonably likely changes in the economy may be limited somewhat due to the fact that most of the loan portfolio is backed by real estate.

INFORMATION ABOUT FORWARD LOOKING STATEMENTS

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

At December 31, 2002 the Bank satisfied all regulatory requirements. The Bank's compliance with the current standards is as follows:

                                           For capital              Well
                          Actual         adequacy purposes      capitalized
                          ------         -----------------      -----------
                      Amount   Ratio     Amount    Ratio     Amount    Ratio
                      ------   -----     ------    -----     ------    -----
Total capital
(to risk weighted
 assets)          $10,016,403  22.42%  $3,575,213   8.00%   $4,469,016  10.00%
Tier I capital
(to risk weighted
 assets)          $ 9,877,114  22.11%  $1,787,606   4.00%   $2,681,410   6.00%
Tier I capital
(to average
 assets)          $ 9,877,114   9.17%  $4,309,384   4.00%   $5,386,730   5.00%


Reconciliation of capital:                     Risk Weighted    Tier I Capital
                                                   Capital

Total stockholders'equity (GAAP)                 $10,647,090      $10,647,090
Unrealized gain on securities - AFS                 (769,976)        (769,976)
Allowance for loan losses                            249,024             -
Equity investments                                  (109,735)
         Total                                   $10,016,403      $ 9,877,114


ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        CITIZENS FEDERAL SAVINGS BANK AND SUBSIDIARY

                  PART II OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is defending various lawsuits and claims. In the opinion of management the ultimate disposition of these matters will not have a significant effect on the financial position of the Bank.

Item 2: Change in Securities and Use of Proceeds

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


                                 CFS BANCSHARES, INC.
                                    (Registrant)



Date:  February 14, 2003       By:  /s/ Bunny Stokes, Jr.
       ----------------           ----------------------------
                                  Bunny Stokes, Jr.
                                  Chairman/CEO
                                  (principal executive officer)


Date:  February 14, 2003       By:  /s/ W. Kent McGriff
       -----------------          ----------------------------
                                  W. Kent McGriff
                                  Executive Vice President
                                  (principal financial and accounting officer)






                CERTIFICATION PURSUANT TO RULE 13a-14
         OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                     AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Bunny Stokes, Jr., President and Chief Executive Officer of
CFS Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CFS
Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

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

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 14, 2003            /s/ Bunny Stokes, Jr.
                                   -------------------------------
                                   Bunny Stokes, Jr.
                                   President and Chief Executive Officer


             CERTIFICATION PUR SUANT TO RULE 13a-14
        OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                   AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, W. Kent McGriff, Executive Vice President and Chief Financial
Officer of CFS Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CFS
Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

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

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 14, 2003            /s/ W. Kent McGriff
                                   --------------------------------
                                   W. Kent McGriff
                                   Executive Vice President and Chief
                                       Financial Officer

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



                               By:  /s/ Bunny Stokes, Jr.
                                  -------------------------------
                                  Bunny Stokes,  Jr. Chairman/CEO


                               By:  /s/ W. Kent McGriff
                                  -------------------------------
                                  W. Kent McGriff,Executive Vice President
                                  (principal financial and accounting officer)





